Form 10KSB/A
period 1995-11-30
ENHANCED SERVICES CO INC
filed 1996-03-14
CIK 830489

The Following Items were the subject of a
                                    Form 12b-25 and are included herein: 6 and 7



                                 FORM 10-KSB/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1995

                        Commission file number 0-24256

                        ENHANCED SERVICES COMPANY, INC.
                        -------------------------------
                      (Name of Registrant in its charter)

               Colorado                                    84-1075908
--------------------------------------           -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                   Number)


16000 Barkers Point Lane, Houston, TX          77079          (713) 556-5051
----------------------------------------    -----------    ---------------------
(Address of principal executive offices)    (Zip Code)      (Registrant's
                                                               telephone number)



Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No
                                                    ----------     ---------

        The Registrant's revenues for the fiscal year ended November 30, 1995 were $6,210,996

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [  ]

        As of February 12, 1996, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant was $975,579. As of February 12, 1996, 5,218,928 shares of $.001 par value Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview
--------

     Enhanced Services Company, Inc. (the "Company" or "ESC") provides upgrade, repair and maintenance and asset management services for portable computers (hardware services) as well as multimedia presentation development, processing and deployment for sales, marketing, training, industrial and promotional applications (customized software). See Part I,
Item 1, "Description of Business," for more information regarding the Company's operations.

Consolidated Results of Operations
----------------------------------

     During 1995, the Company, on a consolidated basis, incurred a net loss of $460,634 as compared to a net income of $504,756 for 1994, a negative change in profitability of $965,390. (References to 1994 and 1995 herein are to the fiscal years ended November 30 of the year.) Overall, consolidated sales increased from $3,445,526 to $6,210,996, an increase of $2,765,470, or 80%. Cost of sales, exclusive of depreciation and salaries, increased from $1,546,085 to $2,790,515, an increase of $1,244,430, or 80%.
Gross profit margins were nearly identical in both years and approximated
55%.

     Operating expenses increased from $1,170,221 in 1994 to $3,860,285 in 1995, an increase of $2,690,064, or 230%. Salaries increased from $621,241 in 1994 to $1,706,275, an increase of $1,085,034, or 175%. Bad debts increased from virtually none in 1994 to $123,327 in 1995. Depreciation increased from $35,420 in 1994 to $180,405 in 1995, an increase of $144,985, or 409%. Advertising expenses increased from $139,799 in 1994 to $182,412 in 1995, an increase of $42,613, or 30%. Rent increased from $55,170 in 1994 to $117,035 in 1995, an increase of $61,865, or 112%. Amortization of goodwill during 1995 was $78,926 related to the acquisition of NB
Engineering, Inc. which was effective as of May 31, 1995. Since this acquisition was consummated in 1995, as discussed below, there was no amortization of goodwill in 1994. All other operating expenses increased from $318,591 in 1994 to $1,471,905 in 1995, an increase of $1,153,314, or
362%. As can be seen by the significant changes in operating expenses from 1994 to 1995, operations of the Company were not very comparable in the two years. Several factors as described below, contributed to the significant changes from 1994 to 1995.

     a.   Operations of LSI

     The following is a summary of LSI's results of operations for 1995 and 1994:

                                     1995             1994       Change (%)
                                     ----             ----       ----------

Sales                              $4,509,332      $3,445,526        31%

Cost of sales (exclusive of
depreciation and salaries)          2,058,632       1,546,085        33%
                                   ----------       ---------

Gross Profit                        2,466,374       1,899,441        30%

Operating expenses                  2,149,186       1,170,221        84%
                                   ----------

Net Income, before income taxes    $  317,188      $  753,893       (57%)
                                   ==========      ==========

     Salaries in 1994 amounted to $621,241 as compared to $982,482 in fiscal 1995, an increase of $361,241, or %51. Salary increases are partly due to increased volume of business, but also due to more repair services - which are more labor intensive than upgrade services - being performed in fiscal 1995 than in 1994 and to hirings in anticipation of increased volume which developed more slowly and less than anticipated. Other expenses contributing to increased operating costs included increases in information management service costs, legal and accounting fees, payroll taxes, insurance costs, travel, telephone and other general and administrative expenses.

     In comparing the results of operations for 1995 to 1994, as well as comparing the results of operations for the various quarters during 1995, it is important to note the change in sources of LSI's revenue. During 1995, LSI encountered significantly more competition in providing enhancement and upgrade services to several computer manufacturers than in 1994, when it was a more significant supplier of such services to such customers. While the number of units processed by the Company in its upgrade and enhancement services remained relatively stable in 1995 compared with 1994, profit decreased as the average revenue per unit serviced declined. LSI provided more warranty services for various manufacturers with lower profitability due to the more labor intensive requirements. In 1995, there were significantly more transactions requiring significantly more management and administrative staff to support upgrade, enhancement and warranty services than in 1994. Further, during 1995, due to lack of controls over the return of certain warranty parts to manufacturers, LSI incurred a loss of approximately $100,000 when used or damaged parts were not returned as required. Management is in the process of implementing new control procedures to eliminate this problem. There can be no assurance that its efforts will be successful.

     While management believes that LSI can continue to remain profitable, it is likely that to achieve profits similar to prior years will require greater volume than was required in the past, and there can be no assurance that LSI will be able to achieve such volume. LSI has recently received a contract from an international computer manufacturer to provide integration services, storage, receiving, shipment and asset management for certain portable computers, as directed by the manufacturer, for a fixed monthly fee.

     b.    Formation and Operations of Laptop Solutions, Inc. of California

     During 1995, the Company formed Laptop Solutions, Inc. ("LCA"), a wholly-owned subsidiary, to perform upgrade and repair services for portable computers on the west coast. This entity was formed to provide similar services as LSI, also a wholly-owned subsidiary. LSI's headquarters are in Houston, and it also has a branch located in New Jersey.

     LCA's results of operations for 1995 are summarized as follows:

     Sales                                           $ 164,286

     Cost of sales (exclusive of
     depreciation and salaries)                         55,115
                                                   -----------

     Gross Profit                                      109,171

     Operating expenses                                267,548
                                                   -----------

     Net Loss                                       $ (158,377)
                                                   ===========

     The factors relating to LSI's business in 1995 discussed above generally also apply to LCA. Management continues to believe that a presence in the west coast market is a prudent investment in the future of the Company. The Company is currently in the process of replacing management at LCA and believes that new management, better controls and better marketing efforts should lead to future profitability of LCA, although there can be no assurance that it will be attained.

     c.    Acquisition and Operations of NB Engineering, Inc.

     The Company entered into the custom digital video compression and engineering services businesses through the acquisition of NB Engineering, Inc. The Company's consolidated results of operations for 1995 include the results of operations of the acquired operations ("NBE") from May 31, 1995, the date of acquisition, through November 30, 1995. NBE's results of operations for the six month period then ended are summarized as follows:

     Sales                                         $1,471,298

     Cost of sales (exclusive of
     depreciation and salaries)                       676,768
                                                   ----------

     Gross Profit                                     794,530

     Operating expenses                             1,261,303
                                                   ----------

     Net Loss                                      $ (466,773)
                                                   ==========

     Of the $1,085,034 increase in salaries in the consolidated financial statements described above, $581,553 were attributable to the NBE acquisition. The consolidated bad debt provision of $123,327 was principally attributable to NBE. NBE's bad debt provisions relate principally to two contract engagements that resulted in disagreements with results of NBE's performance and/or ownership rights of the product being developed. The net loss of $466,773 of NBE plus the amortization of the NBE goodwill of $78,926 total $545,699. Inasmuch as the total consolidated net loss of the Company in 1995 was $460,634, the net income before tax considerations of LSI and LSICA in 1995 totalled $85,065. See the discussion of LSI and LCA elsewhere in this Management Discussion.

     While management believes that certain steps now being taken with the operations and direction of NBE should result in a turn around in NBE's profitability, there can be no assurance that results will improve. Management estimates that NBE had continuing losses of approximately $195,000 during the three month period ended February 29, 1996. It believes that there is a reasonable possibility that NBE may have break-even operating results during the quarter ending May 31, 1996 due to existing sales orders and commitments and potential additional sales which are now pending or in a proposal stage. However, there can be no assurance that NBE will become profitable. Management believes that, if NBE's performance becomes profitable soon enough, the digital video compression business and other business services provided by NBE are the basis for potential increased revenue and operating profits in the future, but there can be no assurances that new revenues or any profitability will be achieved.

     d.    Acquisition of Office Building in Houston, Texas

     During 1995, the Company acquired an office building in Houston, Texas. ESC and LSI use a portion of the building for their offices and as warehouse facilities. Certain additional office space is leased to other tenants. There is currently an approximately 35% vacancy rate in the building. Management believes that the Company was able to acquire this property and its improvements at less than its market value, and it believes that it will prove to be a good long-term investment. The approximate annual cost to own and operate the building, after rental income received at current occupancy rates, is estimated to be between $40,000 and $60,000, including depreciation of approximately $15,000 per year. Had the Company not acquired this building and continued renting facilities in Texas, it is estimated that the rental costs would not be materially different than the net operating costs of the building, and that if the occupancy can be increased it will result in a savings to the Company as well as the opportunity for possible appreciation in the value of the property. While management believes that this is likely over a period of time, there can be no assurance that it will.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital decreased from $1,463,095 as of November 30, 1994 to $679,252 as of November 30, 1995, a decrease of $783,843, or
54%. It issued common stock for cash totalling $293,750, which added to its working capital. Principal causes of the decrease in working capital included the Company's loss from operations in 1995 of $460,634, which was primarily related to the operations of NBE, and also included working capital of approximately $150,000 invested in the office building in Houston. Management believes that its current working capital, together with a $500,000 line of credit, secured by the Company's inventory and accounts receivable, which it obtained subsequent to November 30, 1995 (against which $250,000 has been borrowed), should be sufficient to finance its operations during its fiscal year ending November 30, 1996. The Company is required to make monthly payments of interest only, at the annual rate equal to 2% in excess of the prime rate published by the Wall Street Journal, until January 19, 1997, at which time the full principal amount plus any accrued and unpaid interest thereon is due. The loan may be prepaid in full, without penalty, on or before the maturity date. The Company is also considering the sale of certain equipment owned by NBE to generate additional working capital for NBE.

Item 7. Financial Statements

        Financial statements and supplementary data required pursuant to this item are presented on pages F-1 through F-13.

     All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ENHANCED SERVICES COMPANY, INC.
                                                  (Registrant)


     Date: March 13, 1996                       By/s/ Kenneth M. Duckman
                                                  ------------------------------
                                                  Kenneth M. Duckman, President
                                                    and Chief Executive Officer



     Date: March 13, 1996                       By/s/ Robert Smith
                                                  ------------------------------
                                                  Robert Smith, Chief Financial
                                                    Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date:  March 13, 1996                      /s/ Kenneth M. Duckman
                                                --------------------------------
                                                Kenneth M. Duckman, Director



     Date:  March -, 1996
                                                --------------------------------
                                                Michael Bernard, Director



     Date:  March -, 1996
                                                --------------------------------
                                                John Meaney, Director



     Date:  March 13, 1996                      /s/ Bertram Pariser
                                                --------------------------------
                                                Dr. Bertram Pariser, Director



     Date:  March 13, 1996                      /s/ Ralph LaBarge
                                                --------------------------------
                                                Ralph LaBarge, Director

                      ENHANCED SERVICES COMPANY, INC.
                      -------------------------------
                       AND CONSOLIDATED SUBSIDIARIES
                       -----------------------------



                     CONSOLIDATED FINANCIAL STATEMENTS

                                    and

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                         November 30, 1995 and 1994

       ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
       -------------------------------------------------------------

                         November 30, 1995 and 1994

                             Table of Contents

                                                                 Page
                                                                 ----

     Report of Independent Certified Public Accountants          F-3

     Consolidated Financial Statements:

          Consolidated Balance Sheet                             F-4

          Consolidated Statements of Operations                  F-5

          Consolidated Statement of Changes in Stockholders'
            Equity                                               F-6

          Consolidated Statements of Cash Flows                  F-7

          Notes to Consolidated Financial Statements             F-8

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------



The Board of Directors
Enhanced Services Company, Inc.


We have audited the consolidated balance sheet of Enhanced Services Company, Inc. and Consolidated Subsidiaries as of November 30, 1995 and related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enhanced Services Company, Inc. and Consolidated Subsidiaries as of November 30, 1995 and the results of its operations, its changes in stockholders' equity and its cash flows for the two years ended November 30, 1995 and 1994 in conformity with generally accepted accounting principles.



                                       /s/ Schumacher & Associates, Inc.
                                       ---------------------------------

                                       Schumacher & Associates, Inc.
                                       Certified Public Accountants
                                       12835 E. Arapahoe Road
                                       Tower II, Suite 110
                                       Englewood, CO 80112



March 3, 1996

       ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
       -------------------------------------------------------------
                               BALANCE SHEET
                             November 30, 1995

Current Assets
     Cash in bank                                      $   355,138
     Inventory                                             622,165
     Income tax refund receivable                          128,200
     Accounts receivable, net of allowance
       for doubtful accounts of $156,176                   685,824
     Other current assets                                   53,491
                                                       -----------
       Total Current Assets                              1,844,818

Property and equipment, net of accumulated
  depreciation of $252,986 (Notes 2 and 7)               1,430,230
Goodwill net of accumulated amortization
  of $78,926 (Note 3)                                    1,026,001
Other assets                                                83,213
                                                       -----------

Total Assets                                           $ 4,384,262
                                                       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities
     Accounts payable and accrued expenses             $ 1,088,444
     Notes payable, current portion (Note 7)                47,520
     Mortgage payable, current portion (Note 7)              8,490
     Other current liabilities                              21,112
                                                       -----------

       Total Current Liabilities                         1,165,566

Notes payable, net of current portion (Note 7)              67,488
Mortgage payable, net of current portion (Note 7)          611,807
Other liabilities                                           14,693
                                                       -----------

     Total Liabilities                                   1,859,554
                                                       -----------


Commitments (Notes 3,4,5,6,7 and 9)                              -

Stockholders' Equity:
     Preferred stock - $.001 par value
       5,000,000 shares authorized, none
       issued and outstanding                                    -
     Common stock - $.001 par value,
       15,000,000 shares authorized;
       5,068,928 shares issued and
       outstanding                                           5,069
     Additional paid-in capital                          2,124,884
     Retained earnings                                     394,755
                                                       -----------

     Total Stockholders' Equity                          2,524,708
                                                       -----------


Total Liabilities and Stockholders' Equity             $ 4,384,262
                                                       ===========


The accompanying notes are an integral part of the financial statements.

       ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
       -------------------------------------------------------------

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Years Ended November 30


                                          1995            1994
                                      ----------     -----------
Revenue:
   Sales                              $6,210,996     $ 3,445,526
   Cost of sales (exclusive
     of depreciation and salaries
     shown separately below)           2,790,515       1,546,085
                                      ----------     -----------
      Gross Profit                     3,420,481       1,899,441
                                      ----------     -----------

Operating Expenses
   Salaries                            1,706,275         621,241
   Bad debts                             123,327               -
   Advertising                           182,412         139,799
   Rent                                  117,035          55,170
   Amortization of goodwill               78,926               -
   Depreciation                          180,405          35,420
   Other operating expenses            1,471,905         318,591
                                      ----------     -----------
     Total Operating Expenses          3,860,285       1,170,221
                                      ----------     -----------
Net Operating Income (Loss)             (439,804)        729,220
                                      ----------     -----------

Other Income (Expenses)
   Investment income                      20,888          25,081
   Interest expense                      (41,718)           (408)
                                      ----------     -----------
     Total Other                         (20,830)         24,673
                                      ----------     -----------

Net Income (Loss), Before Provision
  for Income Taxes                      (460,634)        753,893

Provision for Income Taxes                     -         249,137
                                      ----------     -----------

Net Income (Loss)                     $ (460,634)    $   504,756
                                      ==========     ===========

Net Income (Loss) per Share           $     (.10)    $       .13
                                      ==========     ===========

Weighted Average Shares Outstanding
                                       4,502,462       3,936,000
                                      ==========     ===========



The accompanying notes are an integral part of the financial statements.




                    ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
                    -------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                          From November 30, 1993 through November 30, 1995

                                                           Additional
                                      Common Stock           Paid-in       Retained
                                      ------------
                                   Shares       Amount       Capital       Earnings       Total
                                 ----------   ----------    ---------     ---------    -----------

 Balance at November 30, 1993     3,936,000  $    3,936    $   655,822     $ 350,633   $ 1,010,391
 Net income for the year ended
   November 30, 1994                      -           -              -       504,756       504,756
                                 ----------  ----------    -----------     ---------   -----------

 Balance at November 30, 1994     3,936,000       3,936        655,822       855,389     1,515,147
 Common stock issued for cash       277,332         277        293,473             -       293,750

 Common stock issued for
   acquisition of NB
   Engineering, Inc.                855,596         856      1,175,589             -     1,176,445

 Net (loss) for the year ended
   November 30, 1995                      -           -              -      (460,634)     (460,634)
                                 ----------  ----------    -----------     ---------   -----------
 Balance at November 30, 1995     5,068,928  $    5,069    $ 2,124,884     $ 394,755   $ 2,524,708
                                 ==========  ==========    ===========     =========   ===========



   The accompanying notes are an integral part of the financial statements.

       ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
       -------------------------------------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Years Ended November 30

                                              1995            1994
                                         ------------    ------------

Cash Flows from Operating Activities:
   Net income (loss)                     $   (460,634)   $    504,756
   Adjustments to reconcile net
    income to net cash used
    in operating activities
       Depreciation and amortization          259,331          35,420
       Increase (decrease) in accounts
        payable and accrued expenses         (309,327)        236,117
       (Increase) decrease in accounts
        receivable                            377,167        (417,162)
       (Increase) in inventory               (146,215)       (215,851)
       (Increase) in income tax refund
        receivable                           (128,200)              -
       Increase (decrease) in
        income taxes payable                 (174,269)        149,722
       Other, net                            (151,999)         65,826
                                         ------------    ------------


   Net Cash Provided by (used in)
    Operating Activities                     (734,146)        358,828
                                         ------------    ------------


Cash Flows from Investing Activities:
   Purchase (disposition) of
    investments                               722,717        (722,717)
   Purchases of property and
    equipment                                (288,197)        (38,343)
                                         ------------    ------------


   Net Cash Provided by (Used
    in) Investing Activities                  434,520        (761,060)
                                         ------------    ------------


Cash Flows from Financing Activities:
   Principal payments on notes
    and mortgages payable                     (11,695)              -
   Common stock issued                        293,750               -
                                         ------------    ------------


   Net Cash Provided by Financing
    Activities                                282,055               -
                                         ------------    ------------


(Decrease) in Cash                            (17,571)       (402,232)

Cash, Beginning of Period                     372,709         774,941
                                         ------------    ------------

Cash, End of Year                        $    355,138    $    372,709
                                         ============    ============

Interest Paid                            $     41,718    $        408
                                         ============    ============

Income Taxes Paid                        $    302,469    $     99,415
                                         ============    ============



Note: In addition the Company issued 855,596 shares of its restricted common stock for the acquisition described in note 1 plus 150,000 shares which are to be released from escrow if certain goals are met, and it assumed liabilities totalling approximately $1,212,000 as part of the acquisition of NB Engineering, Inc. Based on the results of operations of NBE, it is apparent that NBE will not reach the required goals and that the shares held in escrow will likely be cancelled.

The accompanying notes are an integral part of the financial statements.

       ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
       -------------------------------------------------------------

                       NOTES TO FINANCIAL STATEMENTS
                         November 30, 1995 and 1994

(1)  General
     -------

(A)  Nature of Operations
     --------------------

     Enhanced Services Company, Inc. (ESC) a Colorado Corporation, was incorporated in 1987.

     Laptop Solutions, Inc. (LSI), a wholly-owned subsidiary of ESC incorporated in Texas, installs internal hard drive, processor and RAM upgrades for, and repairs and customizes, laptop and notebook computers.

     Laptop Solutions, Inc. (LCA), a wholly-owned subsidiary of ESC incorporated in California, provides laptop/notebook repair and maintenance services, including FPD (flat panel display) subsystems and motherboards.

     Effective May 31, 1995, NB Engineering, Inc. (NBE), a wholly-owned subsidiary of ESC incorporated in Delaware, acquired substantially all of the assets and ESC assumed certain liabilities of NB Engineering, Inc., (NB) a privately held Maryland corporation. NBE provides applications development and digital video compression services and sells related video and networking products. (See Note
     3).

     The consolidated financial statements include the accounts of ESC, LSI, LCA and NBE since May 31, 1995, the date of the acquisition of NB. All intercompany accounts and transactions have been eliminated. All references to the Company, refer to consolidated operations of ESC, LSI, LCA and NB.

(B)  Significant Accounting Policies
     -------------------------------

     (a)  Revenue Recognition
          -------------------

     The Company recognizes sales revenue when the service is complete and the customer's equipment is returned. The Company recognizes revenue from contract services based on the percent of completion method.
     The Company has no long-term production or service contracts.

     (b)  Accounts Receivable
          -------------------

     Accounts receivable represents amounts due from customers for services performed and equipment sold. An allowance for uncollectible accounts has been provided based upon past collection experience.

       ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
       -------------------------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS, CONTINUED
                         November 30, 1995 and 1994

(B)  Significant Accounting Policies - Continued
     -------------------------------------------

     (c)  Property and Equipment
          ----------------------

          Property and equipment are carried at cost less accumulated depreciation. The Company expenses maintenance costs and capitalizes significant betterments. Depreciation is provided over the estimated useful lives of the assets ranging from three to thirty-nine years using principally accelerated methods.

     (d)  Per Share Information
          ---------------------

          The per share information is presented based upon the weighted average number of shares outstanding.

     (e)  Inventory
          ---------

          The Company's inventory consists principally of computer parts and is carried at the lower of cost or market. Cost is determined based on the average cost method. No general or administrative costs are allocated to inventory.

     (f)  Preferred Stock
          ---------------

          The Articles of Incorporation of the Company authorize issuance of a maximum of 5,000,000 preferred shares and vests the Board of Directors with authority to divide the class of preferred shares into series and fix and determine the relative rights and preferences of the shares of any such series at a future date. As of November 30, 1995 no preferred shares have been issued.

     (g)  Concentration of Credit Risk
          ----------------------------

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash in a bank account of $153,155 in excess of the $100,000 amount insured by the Federal Deposit Insurance Corporation. The Company grants credit to various business and entities, principally in the U.S.A.

       ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
       -------------------------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS, CONTINUED
                         November 30, 1995 and 1994

(B)  Significant Accounting Policies - Continued
     -------------------------------------------

     (h)  Cash and Cash Equivalents
          -------------------------

          Cash and cash equivalents include cash accounts in banks and short-term securities held with a brokerage company.

     (i)  Use of Estimates and Assumptions in the Preparation of Financial
          ----------------------------------------------------------------
          Statements
          ----------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company, as described in note 3, is amortizing its goodwill related to the NB acquisition over a seven year period. The assumption that the Company will recover these goodwill costs over a seven year period is inherent in the preparation of the financial statements. The extent to which this goodwill is recovered in the seven years, or is recovered at all, is a significant contingency, the ultimate results of which cannot presently be determined.

(2)  Property and Equipment
     ----------------------

     As of November 30, 1995 the Company's property and equipment is summarized as follows:

          Office building and land            $  765,316
          Furniture and equipment                917,900
                                              ----------
                                               1,683,216

          Accumulated depreciation              (252,986)
                                              ----------
                                              $1,430,230
                                              ==========

     Depreciation is provided over the estimated useful lives of the assets ranging from three to seven years on furniture and equipment using principally accelerated methods and over 39 years on the straight-line method for the office building.

       ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
       -------------------------------------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         November 30, 1995 and 1994

(3)  Business Combination
     --------------------

     See Note 1 of the financial statements for additional information related to the business combination. The transaction was accounted for as a purchase by the Company. The results of operations of NB are included in the income statement of the Company commencing May 31, 1995. The cost of this acquisition was approximately $2,440,000, including assumption of liabilities and issuance of the common stock.

     The following table shows the approximate allocation of the purchase price assets:

          Inventory                          $  152,000
          Accounts receivable                   470,000
          Property and equipment                655,000
          Goodwill                            1,105,000
          Other assets                           58,000
                                             ----------
                                             $2,440,000
                                             ==========

          Liabilities assumed                 1,212,000
          Common stock issued                 1,176,000
          Acquisition expenses incurred          52,000
                                             ----------
                                             $2,440,000
                                             ==========

     Assets and liabilities acquired or assumed were recorded at estimated fair value at May 31, 1995, the date of acquisition.

     The amount assigned to the common stock was $1,176,445 ($1.375 per share) approximately one half the market trading price of the Company's common stock as of May 31, 1995. This value was used due to the large number of shares and their restrictive nature.

     Management believes that recording the shares issued for the NB acquisition at 50% of the public trading value is reasonable, appropriate and normal for this large of a block of restricted securities. Goodwill is being amortized on a straight-line basis over a seven year period. The Company believes that a 7 year estimated life over which goodwill is being amortized is reasonable.

     It is the Company's policy that management on a periodic basis, at least quarterly, will evaluate the carrying value of goodwill and other intangibles to determine if there is an impairment of value or the remaining estimated life is less that the remaining unamortized period. If the evaluation indicates write-downs or adjustments to the amortization are necessary, such write-downs or adjustments will be made immediately.

        ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY
        -----------------------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS, CONTINUED
                         November 30, 1995 and 1994

(4)  Options and Warrants Outstanding
     --------------------------------

     The Company has granted certain stock options to employees, consultants and directors of the Company. As of November 30, 1995, options to acquire an aggregate of 494,000 shares of common stock were outstanding, of which options to acquire 313,167 shares were currently exercisable. The exercise prices for these options ranges from $.50 to $2.53. Certain options are subject to vesting provisions. During the year ended November 30, 1995, 146,500 options were granted at an exercise price of $1.83 per share and 40,000 options were granted at an exercise price of $2.53 per share.. The options have not been taken into consideration when determining earnings per share, since exercise of these options would be anti-dilutive. Approximately 34,130 options were exercised during the year ended November 30, 1995 at an exercise price of approximately $.50 per share. Outstanding options expire at various dates through the year 2000.

(5)  Operating Leases
     ----------------

     The Company leases or rents various facilities. Future commitments under these operating leases, with leases terms exceeding twelve months total approximately:

          Year ending November 30:
               1996                     $ 36,250
               1997                       39,000
               1998                       35,750

(6)  Consulting Agreement
     --------------------

     Effective March 13, 1995, the Company entered into a consulting and warrant compensation agreement with Creative Business Strategies, Inc.
     (CBS) a Colorado corporation. CBS agreed to perform certain consulting services for the Company for a one year period. As consideration for these services, the Company issued 343,000 common stock purchase warrants to CBS. These warrants are exercisable for a one year period which commenced March 13, 1995 as follows:

          100,000   exercisable at $1.00 per share
          143,000   exercisable at $1.25 per share
          100,000   exercisable at $1.50 per share

     The warrants were registered pursuant to an S-8 filing with the Securities and Exchange Commission during March, 1995. No compensation expense was recorded in the financial statements related to these warrants since the exercise prices were equal to or greater than market value at the time of grant and the exercise period was for only one year. During the year ended November 30, 1995, 100,000 warrants were exercised at $1.00 per share, 143,000 were exercised at $1.25 per share, and

        ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY
        -----------------------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS, CONTINUED
                         November 30, 1995 and 1994

100,000 warrants at $1.50 per share were unexercised. The president of CBS is a cousin of the president of the Company.

     (7)  Notes and Mortgages Payable
          ---------------------------

     As of November 30, 1995 the Company has a mortgage note payable totalling $620,297, collateralized by the office building and land. Monthly payments including principal and interest at 12% per annum amount to $6,849. The Company also has notes payable to a bank totalling $115,008. The Notes payable are collateralized by certain equipment. Principal payments due on the mortgages and notes payable are summarized as follows:

          Year ending November 30,
                    1996                     $  56,010
                    1997                        77,237
                    1998                        10,503
                    1999                        11,836
                    2000                       579,719
                                             ---------

                    Total                    $ 735,305
                                             =========

(8)  Income Taxes
     ------------

     The Company has net operating loss carryovers of approximately $400,000 expiring in the year 2011. As of November 30, 1995 the Company has total deferred tax assets of approximately $80,000 due to the operating loss carryovers. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $80,000 therefore, no tax assets have been recorded in the financial statements as of November 30, 1995. The income tax refund receivable of $128,200 as of November 30, 1995 represents amounts refundable related to estimated income taxes paid for the year ended November 30, 1995.

(9)  Litigation
     ----------

     On December 20, 1995, NBE filed a complaint, together with a motion for summary judgment, against a customer for failure to pay NBE for $100,739 for services under a development contract. On February 21, 1996, the customer filed a counterclaim against NBE claiming that NBE failed to perform, and seeking judgment of approximately $793,000. Management believes that the counterclaim is without merit and it intends to vigorously defend against it, while actively prosecuting its complaint. The amount, if any, of potential loss related to this matter cannot presently be determined.