Form 10QSB
period 1996-02-29
ENHANCED SERVICES CO INC
filed 1996-04-23
CIK 830489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                     For the period ended FEBRUARY 29, 1996

                                       or

     [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
         Exchange act of 1934.

         For the transition period from ______________ to _____________

                         Commission File Number 0-24256

                        ENHANCED SERVICES COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                COLORADO                        84-1075908
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

                 10700 RICHMOND AVE, SUITE 114, HOUSTON TX 77042
               (Address of principal executive offices) (Zip Code)

                                 (713) 789-0878
              (Registrant's telephone number, including area code)

                                      NONE
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  [X] Yes   [ ] No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

        Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                   [ ] Yes  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 29, 1996, Registrant had 5,215,000 shares of common stock, $.0001 Par Value, outstanding.

                                      INDEX

                                                                Page
                                                               Number
                                                               ------
Part I. Financial Information

        Item I. Financial Statements

                Consolidated Balance Sheets as of February
                  29, 1996 (Unaudited) and November 30, 1995 ....  2

                Consolidated Statements of Income, Three
                  Months Ended February 29, 1996 and
                  February 28, 1995 (Unaudited) .................. 3

                Consolidated Statements of Changes in Stock-
                  holders' Equity from November 30, 1995
                  through February 29, 1996 (Unaudited) .......... 4

                Consolidated Statements of Cash Flows,
                  Three Months Ended February 29, 1996 and
                  February 28, 1995 (Unaudited) .................. 5

                Notes to Consolidated Financial Statements ....... 6

        Item 2. Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations ..................................... 7

Part II. Other Information ....................................... 8

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       February 29   November 30
                                                          1996          1995
                                                       ----------    -----------
Current Assets
       Cash in bank ..............................     $  136,069     $  355,138
       Inventory .................................        520,016        622,165
       Income tax refund receivable ..............        128,200        128,200
       Accounts receivable, net of allowance
         for doubtful accounts ...................        816,277        685,824
       Other current assets ......................         31,833         53,491
                                                       ----------     ----------
         Total Current Assets ....................      1,632,395      1,844,818

Property and equipment, net of accumulated
  depreciation ...................................      1,393,075      1,430,230
Goodwill, net of accumulated amortization ........        986,537      1,026,001
Other assets .....................................         94,809         83,213
                                                       ----------     ----------
Total Assets .....................................     $4,106,816     $4,384,262
                                                       ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses .....     $  870,154      1,088,444
       Notes payable, current portion ............        318,417         47,520
       Mortgage payable, current portion .........          8,600          8,490
       Other current liabilities .................         75,254         21,112
                                                       ----------     ----------
         Total Current Liabilities ...............      1,272,425      1,165,566

Notes payable, net of current portion ............         30,648         67,488
Mortgage payable, net of current portion .........        609,779        611,807
Other liabilities ................................         14,692         14,693
                                                       ----------     ----------
       Total Liabilities .........................      1,927,544      1,859,554
                                                       ----------     ----------

Stockholders' Equity:
       Preferred stock - $.001 par value
         5,000,000 shares authorized
         none issued and outstanding .............           --             --
       Common stock - $.001 par value,
         15,000,000 shares authorized;
         5,068,928 shares issued and
         outstanding .............................          5,069          5,069
       Additional paid-in capital ................      2,124,884      2,124,884
       Retained earnings .........................         49,319        394,755
                                                       ----------     ----------
         Total Stockholders' Equity ..............      2,179,272      2,524,708
                                                       ----------     ----------
Total Liabilities and Stockholders' Equity .......     $4,106,816     $4,384,262
                                                       ==========     ==========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                           Three Months Periods Ended
                                   (Unaudited)

                                                    February 29,    February 28,
                                                        1996           1995
                                                    -----------     ------------
Revenue:
     Sales ...................................      $ 1,274,048       $1,199,560
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below) ...............          546,142          505,838
                                                    -----------       ----------
        Gross Profit .........................          727,906          693,722
                                                    -----------       ----------
Operating Expenses:
     Salaries ................................          533,815          209,128
     Advertising and promotion ...............           68,924           44,738
     Contract services .......................           41,528           13,138
     Rent ....................................           80,338           18,410
     Travel and entertainment ................           22,316           11,760
     Depreciation ............................           73,846            5,900
     Other operating expenses ................          293,175          118,539
                                                    -----------       ----------
       Total Operating Expenses ..............        1,113,942          421,613
                                                    -----------       ----------
Net Operating Income (Loss) ..................         (386,036)         272,109
                                                    -----------       ----------
Other Income:
     Loss from office building ...............          (18,191)            --
     Interest and other income ...............           58,791            7,403
                                                    -----------       ----------
Total Other ..................................           40,600            7,403
                                                    -----------       ----------
Net Income (Loss), before
  Provision for Income Taxes .................         (345,436)         279,512

Provision for Income Taxes ...................             --             94,106
                                                    -----------       ----------
Net Income (Loss) ............................      $  (345,436)      $  185,406
                                                    ===========       ==========
Net Income (Loss) Per Share ..................      $      (.07)      $      .05
                                                    ===========       ==========
Weighted Average Shares Outstanding ..........        5,068,928        3,936,000
                                                    ===========       ==========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                From November 30, 1995 through February 29, 1996
                                   (Unaudited)

                                                          COMMON STOCK              ADDITIONAL
                                                     -----------------------         PAID-IN          RETAINED
                                                     NO./SHARES       AMOUNT         CAPITAL          EARNINGS            TOTAL
                                                     ----------       ------        ----------        ---------         -----------
Balance at November 30, 1995 ................        5,068,928        $5,069        $2,124,884        $ 394,755         $ 2,524,708

Net (loss) for the three month
period ended February 29, 1996 ..............             --            --                --           (345,436)           (345,436)
                                                     ---------        ------        ----------        ---------         -----------
Balance at February 29, 1996 ................        5,068,928        $5,069        $2,124,884        $  49,319         $ 2,179,272
                                                     =========        ======        ==========        =========         ===========

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Month Periods Ended
                                   (Unaudited)

                                                      February 29,  February 28,
                                                         1996          1995
                                                      ------------  ------------
Cash Flows from Operating Activities:
     Net income ..................................     $(345,436)     $ 185,406
     Adjustments to Reconcile Net
      Income to Net Cash Used
      in Operating Activities
        Depreciation and amortization ............       113,308          5,900
        (Decrease) in accounts payable
         and accrued expenses ....................      (218,290)       (84,172)
        (Increase) in accounts receivable ........      (130,453)       (64,455)
        Decrease in inventory ....................       102,149          9,788
        (Decrease) in income taxes payable .......          --          (80,163)
        Other, net ...............................        27,365        (38,320)
                                                       ---------      ---------
  Net Cash (Used in) Operating Activities ........      (451,357)       (66,016)
                                                       ---------      ---------
Cash Flows from Investing Activities:
     Purchases of property and
      equipment ..................................       (36,691)        (9,408)
     Decrease in other investments ...............          --            2,160
                                                       ---------      ---------
  Net Cash (Used in) Investing
      Activities .................................       (36,691)        (7,248)
                                                       ---------      ---------
Cash Flows from Financing Activities:
     Proceeds from notes payable .................       285,000           --
     (Repayment) of notes and mortgages
      payable ....................................       (16,021)          --
                                                       ---------      ---------
  Net Cash Provided by Financing
      Activities .................................       268,979           --
                                                       ---------      ---------
(Decrease) in Cash ...............................      (219,069)       (73,264)

Cash, Beginning of Period ........................       355,138        372,709
                                                       ---------      ---------
Cash, End of Period ..............................     $ 136,069      $ 299,445
                                                       =========      =========
Interest Paid ....................................     $  18,853      $    --
                                                       =========      =========
Income Taxes Paid ................................     $    --        $ 174,269
                                                       =========      =========

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 29, 1996 and February 28, 1995

(1)     ORGANIZATION

        Enhanced Services Company, Inc. (ESC) a Colorado corporation, was incorporated in 1987.

        Laptop Solutions, Inc. (LSI), a Texas corporation was incorporated in 1991. LSI is in the business of internal hard drive, processor and RAM upgrades for laptop and notebook computers and has selected November 30 as its fiscal year end. LSI is a wholly-owned subsidiary of ESC.

        Effective May 31, 1995, NB Engineering, Inc. (NBE), a wholly-owned subsidiary of ESC, incorporated in Delaware, acquired substantially all of the assets and assumed certain liabilities of NB Engineering, Inc.
        (NB) a privately held Maryland corporation. NBE provides applications development and digital video compression services and selling related video and networking products.

        The consolidated financial statements include the accounts of ESC and subsidiaries since acquisition or formation. All intercompany accounts and transactions have been eliminated.

(2)     UNAUDITED STATEMENTS

        The balance sheet as of February 29, 1996, the statements of income and the statements of cash flows for the three month periods ended February 29, 1996 and February 28, 1995 and the statement of changes in stockholders' equity for the three month period ended February 29, 1996 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 1996, and for all periods presented, have been made.

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

  Enhanced Services Company, Inc. (the "Company" or "ESC") provides upgrade, repair and maintenance and asset management services for portable computers (hardware services) as well as multimedia presentation development, processing and deployment for sales, marketing, training, industrial and promotional applications (customized software). The following significant events occurred in the Company's fiscal year ended November 30, 1995, and affected the comparability of the first fiscal quarter of 1996 with the prior year's quarter:

         a. LSICA - Laptop Solutions, Inc. of California was formed during the second quarter of 1995

         b. Office building in Houston, Texas was acquired on May 25, 1995

         c. NBE - NB Engineering, Inc. was acquired on May 31, 1995

CONSOLIDATED RESULTS OF OPERATIONS

        The following is a summary of the consolidated results of operations for the first fiscal quarters of 1996 and 1995:

                                           1996              1995     CHANGE (%)
                                        -----------       ----------  ----------
Sales ............................      $ 1,274,048       $1,199,560       6.2%

Cost of sales (exclusive
  of depreciation and salaries) ..          546,142          505,838         8%
                                        -----------       ----------
Gross Profit .....................          727,906          693,722         5%

Operating expenses ...............        1,113,942          421,613       164%

Other Income .....................           40,600            7,403       448%
                                        -----------       ----------
Net Income, before income taxes ..         (345,436)      $  279,512      (447)%

Income taxes .....................              -0-           94,106      (100)%
                                        -----------       ----------
Net Income .......................      $  (345,436)      $  185,406      (286)%
                                        ===========       ==========

  During The three months ended February 29, 1996, the Company, on a consolidated basis, incurred a net loss of $345,436 as compared to a net income of $185,406 for three months ended February 28, 1995, a negative change in profitability of $530,842. (References to 1995 and 1996 herein are to the three months ended February 28, 1995 and three months ended February 29, 1996) Overall, consolidated sales increased from $1,199,560 to $1,274,048, an increase of $74,488, or 6.2%. Cost of sales, exclusive of depreciation and salaries, increased from $505,838 to $546,142, an increase of $40,304, or 8%. Gross profit margins were nearly identical in both years and approximated 57%.

  Operating expenses increased from $421,613 in first quarter 1995 to $1,113,942 in first quarter 1996, an increase of $692,329, or 164%. Salaries increased from $209,128 in first quarter 1995 to $533,815, an increase of $324,687, or 155%.
Depreciation increased from $5,900 in 1995 to $73,846, an increase of $67,946, or 1,152%. Advertising expenses increased from $44,738 in 1995 to $68,924 in 1996, an increase of $24,186, or 54%. Rent increased from $18,410 in 1995 to $80,338 in 1995, an increase of $61,928, or 336%. Amortization of goodwill during 1996 was $39,462 related to the acquisition of NB Engineering, Inc.

which was effective as of May 31, 1995. Since this acquisition was consummated in the second quarter of 1995, as discussed below, there was no amortization of goodwill in the first quarter of 1995. All other operating expenses increased from $118,539 in 1995 to $253,713 (excluding amortization of goodwill) in 1996, an increase of $135,174, or 114%. Several factors as described below, contributed to the significant changes from the first quarter of 1995 to 1996.

a. OPERATIONS OF LSI

  The following is a summary of LSI's results of operations for the first fiscal quarters of 1996 and 1995:
                                       1996              1995       CHANGE (%)
                                    -----------      ----------     ----------

Sales ............................   $ 941,338       $1,199,560        (21.5)%

Cost of Sales (exclusive
  of depreciation and salaries) ..     441,485          505,838        (12.7)%
                                     ---------       ----------
Gross Profit .....................     499,853          693,722        (27.9)%

Operating expenses ...............     549,699          421,613         30.4%

Other income .....................      20,775            7,403        180.6%
                                     ---------       ----------
Net Income (Loss)
  before income taxes ............   $ (29,071)      $  279,512       (110.4)%
                                     ---------       ----------

  In comparing the results of operations for first quarter 1996 to 1995, it is important to note the change in sources of LSI's revenue. During 1996, LSI encountered significantly more competition in providing enhancement and upgrade services to several computer manufacturers units than in 1995, when it was a more significant supplier of such services to such customers. During the first quarter of 1996, while margins remained relatively stable in LSI's enhancement and upgrade services, the average revenue and related cost of sales decreased substantially due to a rapid drop in industry pricing of the primary component. Additionally, increased competition for enhancement and upgrade services contributed to decrease revenues from such services in first quarter 1996 compared with 1995, while revenues from repair and warranty services increased. In first quarter 1996, there were significantly more transactions requiring more management and administrative staff to support the increased warranty and repair services than in 1995.

  Cost of goods sold decreased in 1996 to $441,485 from $505,838 primarily as a result of the lower number of enhancement and upgrade units serviced. Salaries in 1996 amounted to $248,957 as compared to $209,128 in first quarter 1995, an increase of 39,829, or 19%. Personnel and related cost increases were partly due to more repair services which are more labor intensive than upgrade services being performed in first quarter 1996 than in 1995 and to hiring in anticipation of increased volume which developed more slowly and less than anticipated. Other expenses contributing to increased operating costs included increases in information management service costs, rent, legal and accounting fees, payroll taxes, insurance costs, travel, telephone and other general and administrative expenses.

  Management believes that to achieve profits similar to prior periods will require greater volume than was required in the past, and there can be no assurance that LSI will be able to achieve such volume. LSI has recently received a contract from an international computer manufacturer to provide integration services, storage, receiving, shipment and asset management for certain portable computers, as directed by the manufacturer, for a fixed monthly fee.
                                       8

b. FORMATION AND OPERATIONS OF LAPTOP SOLUTIONS, INC. OF CALIFORNIA

  During the second fiscal quarter of 1995, the Company formed Laptop Solutions, Inc. ("LSICA"), a wholly-owned subsidiary, to perform upgrade and repair services for portable computers on the west coast. This entity was formed to provide similar services as LSI, also a wholly-owned subsidiary. LSI's headquarters are in Houston, and it also has a branch located in New Jersey.

  LSICA's results of operations for first quarter 1996 are summarized as follows:

        Sales ..............................................  $ 68,939

        Cost of sales (exclusive of
          depreciation and salaries) .......................    25,912
                                                              --------
        Gross Profit .......................................    43,027

        Operating expenses .................................    95,050
                                                              --------
        Net Loss ...........................................  $(52,023)
                                                              ========

  The factors relating to LSI's business in 1995 discussed above generally also apply to LSICA. Management continues to believe that a presence in the west coast market is a prudent investment in the future of the Company. The Company is currently in the process of replacing management at LSICA and believes that new management, better controls and better marketing efforts should lead to future profitability of LSICA, although there can be no assurance that it will be attained.

c. ACQUISITION AND OPERATIONS OF NB ENGINEERING, INC.

  The Company entered into the custom digital video compression and engineering services businesses through the acquisition of NB Engineering, Inc. ("NBE") on May 31, 1995. The Company's consolidated results of operations for the first quarter 1996 include the results of operations of NBE:

       Sales ..........................................  $ 258,863

       Cost of sales (exclusive of
         depreciation and salaries) ...................     73,295
                                                         ---------
       Gross Profit ...................................    185,568

       Operating expenses .............................    363,496

       Amortization of Goodwill .......................     39,462
                                                         ---------
       Net Loss .......................................  $(217,390)
                                                         =========

  Of the $324,687 increase in salaries in the consolidated financial statements described above, $217,390 were attributable to the NBE acquisition.

  While management believes that certain steps now being taken with the operations and direction of NBE should result in a turn around in NBE's profitability, there can be no assurance that results will improve. It believes that NBE may approach monthly break-even operating results during the quarter ending May 31,
                                       9

1996 due to existing sales orders and commitments and potential additional sales which are now pending or in a proposal stage. However, there can be no assurance that NBE will become profitable. Management believes that, if NBE's performance becomes profitable soon enough, the digital video compression business and other business services provided by NBE are the basis for potential significant revenue and operating profits in the future, but there can be no assurances that new revenues or any profitability will be achieved.

d. ENHANCED SERVICES COMPANY, INC., ACQUISITION OF OFFICE BUILDING IN HOUSTON, TEXAS

        Rental Income ..................................  $ 55,542

        Cost of Building Operations ....................    79,733
                                                          --------
        Net Loss .......................................  $(26,191)

        Other Expenses .................................    22,789
                                                          --------
        Net Loss .......................................  $(48,980)
                                                          ========

  During 1995, the Company acquired an office building in Houston, Texas. ESC and LSI use a portion of the building for their offices and as warehouse facilities. Certain additional office space is leased to other tenants. There is currently an approximately 35% vacancy rate in the building. Management believes that the Company was able to acquire this property and its improvements at less than its market value, and it believes that it will prove to be a good long-term investment. The approximate annual cost to own and operate the building, after rental income received at current occupancy rates, is estimated to be between $50,000 and $70,000, including depreciation of approximately $15,000 per year. Had the Company not acquired this building and continued renting facilities in Texas, it is estimated that the rental costs would not be materially different than the net operating costs of the building, and that if the occupancy can be increased it will result in a savings to the Company as well as the opportunity for possible appreciation in the value of the property. While management believes that this is likely over a period of time, there can be no assurance that it will.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1996, the Company had stockholders' equity totaling $2,179,275 as compared to $2,524,708 at November 30, 1995, a decrease of $345,436. This decrease resulted from a net loss of $345,436 during the three month period ended February 29, 1996. The Company's working capital was $359,970 at February 28, 1996 as compared to $679,252 at November 30, 1995, a decrease of $319,282. This decrease was primarily the result of the net loss for the period.

The Company executed a working capital loan in the amount of $500,000 on January 19, 1996. The loan is due in one year with interest paid monthly at 2% above the prime rate quoted by the Wall Street and is secured by certain accounts receivable and inventory. The Company had borrowed $250,000 as of February 29, 1996. While management plans that income generated from the Company's LSI operations, together with a refund of $128,000 tax deposit, should be sufficient to finance its existing LSI operations. NBE's operations may require that additional funds be drawn on the working capital loan. However, there can be no assurances that LSI's operations will become profitable, or that the availability under the Company's working capital loan will be sufficient, or that other sources to finance operations will be available, or, if available, on attractive terms.

                                       10

                                       11

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None.

Item 2. CHANGES IN SECURITIES

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT A -  Working Capital Loan Agreement (to be filed by amendment)

Item 7. FINANCIAL STATEMENTS

        Financial statements and supplementary data required pursuant to this item are presented on pages 2 through 9.

  All schedules are omitted since the required information is not present or is not in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                                       12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ENHANCED SERVICES COMPANY, INC.

                                          By  /s/ R. C. SMITH
Date: 4/23/96
                                       13