Form 10QSB
period 1996-05-31
ENHANCED SERVICES CO INC
filed 1996-07-22
CIK 830489

FORM 10-QSB - Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                       For the period ended MAY 31, 1996

                                            or

         [ ] Transition Report Pursuance to Section 13 or 15(d) of the
                        Securities Exchange act of 1934.

     For the transition period from _________________ to _________________

                         Commission File Number 0-24256

                         ENHANCED SERVICES COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                COLORADO                             84-1075908
    (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization              Identification No.)

         16000 BARKERS POINT LANE, HOUSTON TX             77079
    (Address of principal executive offices)           (Zip Code)

                                 (713) 566-5051
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 1996, Registrant had 1,014,174 shares of common stock, $.001 Par Value, outstanding.

                                                                    PAGE
                                                                    NUMBER
                                                                    ------
Part I.        Financial Information

        Item I.Financial Statements

                      Consolidated Balance Sheets as of May 31,
                        1996 (Unaudited) and November 30, 1995          2

                      Consolidated Statements of Operations Three
                        Months Ended May 31, 1996 and
                        May 31, 1995 (Unaudited)                        3

                      Consolidated Statements of Operations, Six
                        Months Ended May 31, 1996 and
                        May 31, 1995 (Unaudited)                        4

                      Consolidated Statement of Changes in Stock-
                        holders' Equity from November 30, 1995
                        through May 31, 1996 (Unaudited)                5

                      Consolidated Statements of Cash Flows,
                        Three Months Ended May 31, 1996 and
                        May 31, 1995 (Unaudited)                        6

                      Consolidated Statements of Cash Flows,
                        Six Months Ended May 31, 1996 and
                        May 31, 1995 (Unaudited)                        7

                      Notes to Consolidated Financial Statements        8

        Item 2.Management's Discussion and Analysis of
                        Financial Conditions and Results of
                        Operations                                      9

Part II.  Other Information                                            11

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                        May 31       November 30
                                                         1996            1995
                                                      -----------     ----------
Current Assets
       Cash in bank ..............................    $   212,223     $  355,138
       Inventory .................................        596,541        622,165
       Income tax refund receivable ..............           --          128,200
       Accounts receivable, net of allowance
         for doubtful accounts ...................        797,723        685,824
       Other current assets ......................         96,688         53,491
                                                      -----------     ----------
         Total Current Assets ....................      1,703,175      1,844,818

Property and equipment, net of accumulated
  depreciation ...................................      1,338,964      1,430,230
Goodwill, net of accumulated amortization ........        947,076      1,026,001
Other assets .....................................        103,339         83,213
                                                      -----------     ----------

Total Assets .....................................    $ 4,092,554     $4,384,262
                                                      ===========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses .....    $   869,222     $1,088,444
       Notes payable, current portion ............        345,498         47,520
       Mortgage payable, current portion .........         82,185          8,490
       Other current liabilities .................        149,806         21,112
                                                      -----------     ----------
         Total Current Liabilities ...............      1,446,711      1,165,566

Notes payable, net of current portion ............         13,776         67,488
Mortgage payable, net of current portion .........        534,276        611,807
Other liabilities ................................         14,719         14,693
                                                      -----------     ----------
         Total Liabilities .......................      2,009,482      1,859,554
                                                      -----------     ----------

Stockholders' Equity:
       Preferred stock - $.001 par value
         5,000,000 shares authorized .............           --             --
       Common stock - $.001 par value,
         15,000,000 shares authorized;
         5,068,928 shares issued and
         outstanding at November 30, 1995
         and 1,014,174 at May 31, 1996 ...........          1,014          5,069
       Additional paid-in capital ................      2,130,152      2,124,884
       Retained earnings .........................        (48,094)       394,755
                                                      -----------     ----------
         Total Stockholders' Equity ..............      2,083,072      2,524,708
                                                      -----------     ----------

Total Liabilities and Stockholders' Equity .......    $ 4,092,554     $4,384,262
                                                      ===========     ==========

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                       May 31          May 31
                                                        1996            1995
                                                    -----------       ----------
Revenue:
     Sales ...................................      $ 1,278,246       $1,272,314
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below) ...............          401,647          457,119
                                                    -----------       ----------
        Gross Profit .........................          876,599          815,195
                                                    -----------       ----------
Operating Expenses
     Salaries ................................          441,696          291,633
     Advertising and promotion ...............           41,566           43,941
     Contract services .......................           46,542            5,080
     Rent ....................................           79,978           28,557
     Travel and entertainment ................           14,363            9,516
     Depreciation ............................           66,371            9,000
     Other operating expenses ................          291,398          184,768
                                                    -----------       ----------
       Total Operating Expenses ..............          981,914          572,495
                                                    -----------       ----------
Net Operating Income (Loss) ..................         (105,315)         242,700

Other Income .................................            7,932            9,990
                                                    -----------       ----------
Net income (loss), before provision
  for income taxes ...........................          (97,383)         252,690

Provision for income taxes ...................             --             95,101
                                                    -----------       ----------
Net Income (Loss) ............................      $   (97,383)      $  157,589
                                                    ===========       ==========
Net Income (Loss) per Share ..................      $      (.10)      $      .20
                                                    ===========       ==========
Weighted Average Shares Outstanding ..........        1,013,883          804,599
                                                    ===========       ==========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Six Months        Six Months
                                                       Ended            Ended
                                                       May 31           May 31
                                                        1996             1995
                                                    -----------       ----------
Revenue:
     Sales ...................................      $ 2,550,741       $2,491,402
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below) ...............          947,788          962,957
                                                    -----------       ----------
        Gross Profit .........................        1,602,953        1,528,445
                                                    -----------       ----------
Operating Expenses
     Salaries ................................          975,511          500,761
     Advertising and promotion ...............          110,491           88,679
     Contract services .......................           88,069           18,218
     Rent ....................................          160,314           46,967
     Travel and entertainment ................           36,677           18,076
     Depreciation ............................          140,217           14,900
     Other operating expenses ................          583,053          315,051
                                                    -----------       ----------
       Total Operating Expenses ..............        2,094,332        1,002,652
                                                    -----------       ----------
Net Operating Income (Loss) ..................         (491,379)         525,793

Other Income .................................           48,530            6,410
                                                    -----------       ----------
Net income (loss), before provision
  for income taxes ...........................         (442,849)         532,203

Provision for income taxes ...................             --            189,207
                                                    -----------       ----------
Net Income (Loss) ............................      $  (442,849)      $  342,996
                                                    ===========       ==========
Net Income (Loss) per Share ..................      $      (.44)      $      .43
                                                    ===========       ==========
Weighted Average Shares Outstanding ..........        1,013,980          795,900
                                                    ===========       ==========

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   From November 30, 1995 through May 31, 1996
                                   (Unaudited)

                                         COMMON STOCK            ADDITIONAL
                                     -----------------------       PAID-IN       RETAINED
                                     NO./SHARES      AMOUNT        CAPITAL       EARNINGS         TOTAL
                                     ----------      -------      ----------     ---------      -----------
Balance at November 30, 1995 ...      5,068,928      $ 5,069      $2,124,884     $ 394,755      $ 2,524,708
Stock issued ...................          1,940            2           1,211          --              1,213
One for five reverse stock split     (4,056,694)      (4,057)          4,057          --               --
Net (loss) for the six month
   period ended May 31, 1996 ...           --           --              --        (442,849)        (442,849)
                                     ----------      -------      ----------     ---------      -----------
Balance at May 31, 1996 ........      1,014,174      $ 1,014      $2,130,152     $ (48,094)     $ 2,083,072
                                     ==========      =======      ==========     =========      ===========

          The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                       May 31          May 31
                                                        1996            1995
                                                      ---------       ---------
Cash Flows from Operating Activities:
     Net income (loss) .........................      $ (97,413)      $ 157,589
     Adjustments to reconcile net
      income to net cash used
      in operating activities
        Depreciation and amortization ..........        105,834           9,000
        Increase (decrease) in accounts
         payable and accrued expenses ..........           (932)        132,385
        Decrease in accounts receivable ........         18,554          39,295
        (Increase) in inventory ................        (76,525)       (178,321)
        (Decrease) in income taxes
         payable ...............................           --           (33,099)
        Decrease in income tax refund
         receivable ............................        128,200            --
        Other, net .............................         38,032          42,303
                                                      ---------       ---------
Net Cash Provided by Operating
      Activities ...............................        115,750         169,152
                                                      ---------       ---------
Cash Flows from Investing Activities:
     (Purchases) of property and
      equipment ................................        (12,260)       (735,484)
     (Acquisition) of investments ..............           --             3,623
                                                      ---------       ---------
     Net Cash (Used in) Investing
      Activities ...............................        (12,260)       (731,861)
                                                      ---------       ---------
Cash Flows from Financing Activities:
     (Repayment) from notes and
      mortgages payable ........................        (28,549)        622,000
     Common stock issued .......................          1,213         293,750
                                                      ---------       ---------
     Net Cash Provided by (Used in)
      Financing Activities .....................        (27,336)        915,750
                                                      ---------       ---------
Increase in cash ...............................         76,154         353,041

Cash, Beginning of Period ......................        136,069         299,445
                                                      ---------       ---------
Cash, End of Period ............................      $ 212,223       $ 652,486
                                                      =========       =========
Interest Paid ..................................      $  33,807       $    --
                                                      =========       =========
Income Taxes Paid ..............................      $    --         $ 107,021
                                                      =========       =========

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months      Six Months
                                                       Ended           Ended
                                                       May 31          May 31
                                                        1996            1995
                                                      ---------       ---------
Cash Flows from Operating Activities:
     Net income (loss) .........................      $(442,849)      $ 342,996
     Adjustments to reconcile net
      income to net cash used
      in operating activities
        Depreciation and amortization ..........        219,142          14,900
        Increase (decrease) in accounts
         payable and accrued expenses ..........       (219,222)         48,213
        (Increase) in accounts
         receivable ............................       (111,899)        (25,160)
        (Increase) decrease in
         inventory .............................         25,624        (168,533)
        (Decrease) in income taxes
         payable ...............................           --          (113,262)
        Decrease in income tax refund
         receivable ............................        128,200            --
        Other, net .............................         65,397           3,982
                                                      ---------       ---------
Net Cash Provided by (Used in)
 Operating Activities ..........................       (335,607)        103,136
                                                      ---------       ---------
Cash Flows from Investing Activities:
     Purchases of property and
      Equipment and other ......................        (48,951)       (744,892)
      Disposition of investments ...............           --             5,783
                                                      ---------       ---------
     Net Cash (Used in) Investing
      Activities ...............................        (48,951)       (739,109)
                                                      ---------       ---------
Cash Flows from Financing Activities:
     (Repayment of notes payable ...............         (9,570)           --
     Proceeds from notes and mortgage
      payables .................................        250,000         622,000
     Common stock issued .......................          1,213         293,750
                                                      ---------       ---------
     Net Cash Provided by Financing
      Activities ...............................        241,643         915,750
                                                      ---------       ---------
Increase (decrease) in cash ....................       (142,915)        279,777

Cash, Beginning of Period ......................        355,138         372,709
                                                      ---------       ---------
Cash, End of Period ............................      $ 212,223       $ 652,486
                                                      =========       =========
Interest Paid ..................................      $  52,660       $    --
                                                      =========       =========
Income Taxes Paid ..............................      $    --         $ 281,290
                                                      =========       =========

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1996 and 1995

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

(2)     UNAUDITED STATEMENTS

        The balance sheet as of May 31, 1996, the statements of income and the statements of cash flows for the three and six month periods ended May 31, 1996 and May 31, 1995 and the statement of changes in stockholders' equity for the six month period ended May 31, 1996 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1996, and for all periods presented, have been made.

(3)     REVERSE STOCK SPLIT

        During May, 1996 the Company effected a one for five reverse stock split. Per share information in the financial statements has been retroactively adjusted.

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

  Enhanced Services Company, Inc. (the "Company" or "ESC") provides upgrade, repair and maintenance and asset management services for portable computers (hardware services) as well as multimedia presentation development, processing and deployment for sales, marketing, training, industrial and promotional applications (customized software). The following significant events occurred in the Company's fiscal year ended November 30, 1995, and affected the comparability of the second fiscal quarter of 1996 with the prior year's quarter:

        a. LSICA - Laptop Solutions, Inc. of California was formed during the second quarter of 1995

        b. Office building in Houston, Texas was acquired on May 25, 1995

        c. NBE - NB Engineering, Inc. was acquired on May 31, 1995

CONSOLIDATED RESULTS OF OPERATIONS

        The following is a summary of the consolidated results of operations for the second fiscal quarters of 1996 and 1995:

                                         1996             1995        CHANGE (%)
                                     -----------       ----------     ----------

Sales ..........................     $ 1,278,246       $1,272,314         .5%

Cost of sales (exclusive
of depreciation and
salaries) ......................     $   401,142       $  457,119      (12.3)%
                                     -----------       ----------

Gross Profit ...................         876,599          815,195        7.5%

Operating Expenses .............         981,914          572,495       71.5%

Other Income ...................           7,932            9,990      (20.6)%
                                     -----------       ----------

Net Income,
before income taxes ............         (97,380)         252,690      (138.5)%

Income taxes ...................             -0-           95,101       (100)%
                                     -----------       ----------

Net Income .....................     $   (97,383)      $  157,589      (161.8)%
                                     ===========       ==========

  During The three months ended May 31, 1996, the Company, on a consolidated basis, incurred a net loss of $97,383 as compared to a net income of $157,589 for three months ended May 31, 1995, a negative change in profitability of $254,972. Overall, consolidated sales increased from $1,272,314 to $1,278,246, an increase of $5,932, or .5%. Cost of sales, exclusive of depreciation and salaries, decreased from $457,119 to $401,647, a decrease of $55,472 or 12.3%. Gross profit margins increased from $815,195 to $876,599, an increase of 7.5%.

  Operating expenses increased from $572,495 in second quarter 1995 to $981,914 in second quarter 1996, an increase of $409,419 or 71.5%. Salaries and contract employees increased from $299,485 in second quarter 1995 to $488,238, an increase of $188,753, or 63%. Depreciation increased from $9,000 in 1995 to $66,371, an increase of $57,371, or 537%. Contract Services increased from $7,852 in 1995 to $46,542, an increase of $38,690, or 493%. Professional Fees increased from $47,507 in 1995 to $75,308 in 1996, an increase of $27,801 or 58.5%. Rent increased from $28,557 in 1995 to $79,978 in 1995, an increase of $51,421, or 64.3%. Amortization of goodwill during 1996 was $39,462 related to the acquisition of NB Engineering, Inc. which was effective as of May 31, 1995. Since this acquisition was consummated on May 31,1995, as discussed below, there was no amortization of goodwill in the second quarter of 1995. All other operating expenses increased from $190,143 in 1995 to $232,557 (excluding amortization of goodwill) in 1996, an increase of $190,143, or 22%%. Several factors as described below, contributed to the significant changes from the second quarter of 1995 to 1996.

A.      OPERATIONS OF LSI

  The following is a summary of LSI's results of operations for the first fiscal quarters of 1996 and 1995:

                                          1996          1995         CHANGE (%)
                                        --------      ----------     ---------
Sales ............................      $864,053      $1,243,993      (30.5)%
Cost of sales
  exclusive of depreciation
  and salaries) ..................       324,929         454,616      (28.5)%
                                        --------      ----------
Gross Profit .....................       539,124         789,377      (31.7)%

Operating Expenses ...............       455,889         480,242       (5.1)%

Other Income .....................        19,009           9,990       90.3%
                                        --------      ----------
Net Income,
  before income taxes ............      $102,244      $  319,125       (68)%
                                        ========      ==========

  In comparing the results of operations for second quarter 1996 to 1995, it is important to note the change in sources of LSI's revenue. LSI received a contract from an international computer manufacturer to provide integration services, storage, receiving, shipment and asset management for certain portable computers, as directed by the manufacturer, for a fixed monthly fee that amounted to $34,500 in the second quarter of 1996. The Company, during the second quarter of 1996, announced that it had formed a Solutions Engineering Division to provide custom products for specific customers and a peripheral device product line. The Company expects to begin shipping a removable hard drive line during the third quarter of 1996 for use in a popular laptop computer. Management believes this to be the first in a line of products developed by the new division and anticipates that it will generate operating profits by the fourth quarter of 1996, but there can be no assurances that profitability will be achieved. LSI continues to encounter significantly more competition in providing enhancement and upgrade services to several computer manufacturers' units than in 1995, when it was a more significant supplier of such services to such customers. During the second quarter of 1996, while margins remained relatively stable in LSI's enhancement and upgrade services, the average revenue and related cost of sales decreased substantially due to a rapid drop in industry pricing of the primary component. Additionally, increased competition for enhancement and upgrade services contributed to decrease revenues from such services in second quarter 1996 compared with 1995, while revenues from repair and warranty services increased. In second quarter 1996, there were significantly more transactions requiring more management and administrative staff to support the increased warranty and repair services than in 1995.

  Cost of goods sold decreased in 1996 to $324,929 from $454,616 primarily as a result of the lower number of enhancement and upgrade units serviced. Salaries and contract employees in 1996 amounted to $226,342 as compared to $247,303 in second quarter 1995, a decrease of 20,961, or 8.5%. Personnel and related cost decreases were partly due to management restructuring and increased efficiency. Rent increased from $17,519 in 1995 to $44,443 in 1996, an increase of $26,932, or 154%. Other operating expenses contributing to decreased operating costs included decreases in payroll taxes, insurance costs, travel, telephone and other general and administrative expenses.

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

  LSICA's results of operations for second quarter 1996 are summarized as follows:

                                             1996           1995      CHANGE (%)
                                           --------       --------    ----------
Sales ...............................      $ 40,990       $ 27,669        48.1%
Cost of sales
(exclusive of depreciation
  and salaries) .....................        24,492          2,513       874.6%
                                           --------       --------
Gross Profit ........................        16,498         25,156       (34.4)%

Operating Expenses ..................        89,010         84,976         4.7%
                                           --------       --------
Net Income,
  before income taxes ...............      $(72,512)      $(59,820)      (21.2)%
                                           ========       ========



  The factors relating to LSI's business in 1995 discussed above generally also apply to LSICA. Management continues to believe that a presence in the west coast market is a prudent investment in the future of the Company. Administrative personnel for the Solutions Engineering Division are located at the Irvine, California facility and are included in LSICA's operating expenses. The Company is currently in the process of replacing management at LSICA and believes that new management, better controls and better marketing efforts should lead to future profitability of LSICA, although there can be no assurance that it will be attained.

  C.    ACQUISITION AND OPERATIONS OF NB ENGINEERING, INC.

  The Company entered into the custom digital video compression and engineering services businesses through the acquisition of NB Engineering, Inc. ("NBE") on May 31, 1995. The Company's consolidated results of operations for the second quarter 1996 include the results of operations of NBE:

Sales ...................................................             $ 373,203

Cost of sales (exclusive of
depreciation and salaries) ..............................                50,814
                                                                      ---------
Gross Profit ............................................               322,389

Operating expenses ......................................               394,496

Amortization of Goodwill ................................                39,462

Other Income ............................................                 3,629
                                                                      ---------
    Net Loss ............................................             $(107,940)
                                                                      =========

  Of the $188,753 increase in salaries in the consolidated financial statements described above, LSI and LCA decreased by $10,516 while an increase of $199,269 was attributable to the NBE acquisition.

  While management believes that certain steps now being taken with the operations and direction of NBE should result in a turn around in NBE's profitability, there can be no assurance that results will improve. It believes that NBE may improve during the fourth quarter of 1996 due to existing commitments However, there can be no assurance that NBE will become profitable

D. ENHANCED SERVICES COMPANY, INC., ACQUISITION OF OFFICE BUILDING IN HOUSTON, TEXAS

Rental Income ............................................             $ 49,661

Cost of Building Operations ..............................               64,412
                                                                       --------

Net Loss .................................................              (14,751)

Other Expenses ...........................................               25,120
                                                                       --------

Net Loss .................................................             $(39,871)
                                                                       ========

  During 1995, the Company acquired an office building in Houston, Texas. ESC and LSI use a portion of the building for their offices and as warehouse facilities. Certain additional office space is leased to other tenants. As of the end of the second fiscal quarter of 1996, the vacancy rate was approximately 35%. Leases have been signed that reduced the vacancy to 19% during the third quarter of 1996. Management believes that, taking into account a market rental rate paid by LSI, the building will break-even at that level of occupancy. Management believes that the Company was able to acquire this property and its improvements at less than its market value, and it believes that it will prove to be a good long-term investment. Had the Company not acquired this building and continued renting facilities in Texas, it is estimated that the rental costs would not be materially different than the net operating costs of the building during the second quarter of 1996, and at the current level of occupancy, it will result in a savings to the Company as well as the opportunity for possible appreciation in the value of the property. While management believes that this is likely to continue over a period of time, there can be no assurance that it will.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1996, the Company had stockholders' equity totaling $2,083,072 as compared to $2,524,708 at November 30, 1995, a decrease of $441,636. This decrease resulted from a net loss of $442,,849 and the issuance of 1,940 shares of stock valued at $1,213 during the three month period ended May 31, 1996. The Company's working capital was $256,464 at May 31, 1996 as compared to $679,252 at November 30, 1995, a decrease of $422,788. This decrease was primarily the result of the net loss for the period.

The Company executed a working capital loan in the amount of $500,000 on January 19, 1996 (amended as of June 1, 1996). The loan is due May 31, 1997 with interest paid monthly at 2% above the prime rate quoted by the Wall Street Journal and is secured by certain accounts receivable and inventory. The Company had borrowed $250,000 as of May 31, 1996 ($350,000 at June 30, 1996). While
management plans that income generated from the Company's LSI operations should be sufficient to finance it's existing LSI operations. NBE's operations may require that additional funds be drawn on the working capital loan. However, there can be no assurances that LSI's operations will become profitable, or that the availability under the Company's working capital loan will be sufficient, or that other sources to finance operations will be available, or, if available, on attractive terms.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

               None.

Item 2. CHANGES IN SECURITIES

        During May, 1996 the Company effected a one for five reverse stock split. Per share information in the financial statements has been retroactively adjusted.

Item 3. DEFAULTS UPON SENIOR SECURITIES

               None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

Item 5. OTHER INFORMATION

               None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

               Loan Agreement dated January 19, 1996 between the Company and FCA Investment Co., as amended by First Amendment dated June 1, 1996 and Promissory Note dated June 1, 1996 (to be filed by an amendment hereto).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENHANCED SERVICES COMPANY, INC.

By  /s/ R. C. SMITH                       Date   7/23/96
        Treasurer