Form 10QSB/A
period 1996-05-31
ENHANCED SERVICES CO INC
filed 1996-08-12
CIK 830489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the period ended May 31, 1996
                    ---------------
                                       or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
    Exchange act of 1934.
For the transition period from ________________ to _______________________

Commission File Number 0-24256
                      --------
                         ENHANCED SERVICES COMPANY, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                          84-1075908
- -----------------------------------------------------------------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

     16000 Barkers Point Lane, Houston TX                     77079
- -----------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (713) 566-5051
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 10700 Richmond Ave, Suite 114, Houston TX                    77042
- -----------------------------------------------------------------------------
               (Former name, former addressand former fiscal year,
                         if changed since last report.)

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

                            [X] Yes       [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 1996, Registrant had 1,014,174 shares of common stock, $.001 Par Value, outstanding.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



ENHANCED SERVICES COMPANY, INC.



By   /s/ R.C. Smith                                      Date: August 9, 1996
   -------------------------------------
    R.C. Smith, Chief Financial Officer

Item 6.           Exhibits

Exhibit No.                    Description                        Page No.
- -----------                    ------------                       --------
    10.1              Loan Agreement dated January 19,              4-12
                      1996 between the Company and FCA
                      Investment Company

    10.2              First Amendment to Loan Agreement            13-14

    10.3              Promissory Note dated June 1, 1996           15-18