Form 10QSB
period 1996-08-31
ENHANCED SERVICES CO INC
filed 1996-10-21
CIK 830489

FORM 10-QSB - Quarterly Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the period ended      AUGUST 31, 1996

                                       or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.  For the transition period from                   to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ X ] Yes         [   ] No

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1996, Registrant had 1,059,174 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX
                                                        PAGE
                                                        NUMBER
Part I. Financial Information

Item I.  Financial Statements

     Consolidated Balance Sheets as of August 31,
       1996 (Unaudited) and November 30, 1995             2

     Consolidated Statements of Operations Three
       Months Ended August 31, 1996 and
       August 31, 1995 (Unaudited)                        3

     Consolidated Statements of Operations, Nine
       Months Ended August 31, 1996 and
       August 31, 1995 (Unaudited)                        4

     Consolidated Statement of Changes in Stock-holders'
       Equity from November 30, 1995 through August 31,
       1996 (Unaudited)                                   5

     Consolidated Statements of Cash Flows,
       Three Months Ended August 31, 1996 and
       August 31, 1995 (Unaudited)                        6

     Consolidated Statements of Cash Flows,
       Nine Months Ended August 31, 1996 and
       August 31, 1995 (Unaudited)                        7

     Notes to Consolidated Financial Statements           8

Item 2.  Management's Discussion and Analysis
          of Financial Conditions and Results
          of Operations                                   9

Part II.  Other Information                              16

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                                August 31               November 30
                                                                                                   1996                    1995
Current Assets
         Cash in bank                                                                 $           118,588      $           355,138
         Inventory                                                                                691,951                  622,165
         Income tax refund receivable                                                                   -                  128,200
         Accounts receivable, net of allowance
           for doubtful accounts                                                                  689,802                  685,824
         Other current assets                                                                     175,028                   53,491
                                                                                      -------------------      -------------------
           Total Current Assets                                                                 1,675,369                1,844,818

Property and equipment, net of accumulated
  depreciation                                                                                  1,284,126                1,430,230
Goodwill, net of accumulated amortization                                                         907,614                1,026,001
Other assets                                                                                      102,169                   83,213
                                                                                      -------------------      -------------------

Total Assets                                                                          $         3,969,278      $         4,384,262
                                                                                      ===================      ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued expenses                                        $           531,635      $         1,088,444
         Notes payable, current portion                                                           544,886                   47,520
         Mortgage payable, current portion                                                         82,185                    8,490
         Other current liabilities                                                                138,887                   21,112
                                                                                      -------------------      -------------------
           Total Current Liabilities                                                            1,297,593                1,165,566

Notes payable, net of current portion                                                              63,752                   67,488
Mortgage payable, net of current portion                                                          532,357                  611,807
Other liabilities                                                                                  14,721                   14,693
                                                                                      -------------------      -------------------
           Total Liabilities                                                                    1,908,423                1,859,554
                                                                                      -------------------      -------------------

Stockholders' Equity:
         Preferred stock - $.001 par value
           5,000,000 shares authorized                                                                  -                        -
         Common stock - $.001 par value,
           15,000,000 shares authorized;
           1,013,786 shares issued and
           outstanding at November 30, 1995
           and 1,059,174 at August 31, 1996                                                         1,059                    1,014
         Additional paid-in capital                                                             2,330,007                2,128,939
         Retained earnings                                                                       (270,211)                 394,755
                                                                                      -------------------      -------------------
           Total Stockholders' Equity                                                           2,060,855                2,524,708
                                                                                      -------------------      -------------------

Total Liabilities and Stockholders' Equity                                            $         3,969,278      $         4,384,262
                                                                                      ===================      ===================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months                Three Months
                                                                              Ended                       Ended
                                                                           August 31                   August 31
                                                                               1996                        1995
Revenue:
      Sales                                                       $          1,124,503       $           2,259,400
      Cost of sales (exclusive
        of depreciation and salaries
        shown separately below)                                                287,075                   1,086,263
                                                                  --------------------       ---------------------
         Gross Profit                                                          837,428                   1,173,137
                                                                  --------------------       ---------------------

Operating Expenses
      Salaries                                                                 523,413                     628,589
      Advertising and promotion                                                 28,785                      40,997
      Contract services                                                         23,055                      19,793
      Rent                                                                      80,903                      51,861
      Travel and entertainment                                                  29,485                      12,289
      Depreciation/amortization                                                107,589                      81,416
      Other operating expenses                                                 276,692                     335,453
                                                                  --------------------       ---------------------
        Total Operating Expenses                                             1,069,922                   1,170,398
                                                                  --------------------       ---------------------

Net Operating Income (Loss)                                                   (232,494)                      2,739

Other Income                                                                    11,184                      13,373
                                                                  --------------------       ---------------------

Net income (loss), before provision
  for income taxes                                                            (221,310)                     16,112

Provision for income taxes                                                           -                           -
                                                                  --------------------       ---------------------

Net Income (Loss)                                                 $           (221,310)      $              16,112
                                                                  ====================       =====================

Net Income (Loss) per Share                                       $               (.21)      $                 .02
                                                                  ====================       =====================

Weighted Average Shares Outstanding                                          1,036,674                   1,042,919
                                                                  ====================       =====================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Nine Months                 Nine Months
                                                                              Ended                       Ended
                                                                           August 31                   August 31
                                                                               1996                        1995
Revenue:
      Sales                                                       $          3,674,243       $           4,750,802
      Cost of sales (exclusive
        of depreciation and salaries
        shown separately below)                                              1,229,452                   2,049,220
                                                                  --------------------       ---------------------
         Gross Profit                                                        2,444,791                   2,701,582
                                                                  --------------------       ---------------------

Operating Expenses
      Salaries                                                               1,498,924                   1,129,350
      Advertising and promotion                                                139,595                     129,676
      Contract services                                                        111,123                      38,011
      Rent                                                                     241,218                      98,828
      Travel and entertainment                                                  66,162                      30,365
      Depreciation/amortization                                                326,730                      96,316
      Other operating expenses                                                 794,236                     650,504
                                                                  --------------------       ---------------------
        Total Operating Expenses                                             3,177,988                   2,173,050
                                                                  --------------------       ---------------------

Net Operating Income (Loss)                                                   (733,197)                    528,532

Other Income                                                                    68,231                      19,783
                                                                  --------------------       ---------------------

Net income (loss), before provision
  for income taxes                                                            (664,966)                    548,315

Provision for income taxes                                                           -                     189,207
                                                                  --------------------       ---------------------

Net Income (Loss)                                                 $           (664,966)      $             359,108
                                                                  ====================       =====================

Net Income (Loss) per Share                                       $               (.64)      $                 .41
                                                                  ====================       =====================

Weighted Average Shares Outstanding                                          1,036,480                     878,239
                                                                  ====================       =====================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 From November 30, 1995 through August 31, 1996
                                   (Unaudited)

                                                          COMMON STOCK                 ADDITIONAL
                                                    --------------------------         PAID-IN         RETAINED
                                                     NO./SHARES         AMOUNT         CAPITAL         EARNINGS            TOTAL
                                                     ----------        -------        ----------       ---------        -----------
Balance at November 30, 1995 .................        5,068,928        $ 5,069        $2,124,884       $ 394,755        $ 2,524,708
Stock issued .................................            1,940              2             1,211            --                1,213

One for five reverse stock split
                                                     (4,056,694)        (4,057)            4,057            --                 --

Stock issued for cash ........................           45,000             45            75,955            --               76,000
Discount on options ..........................             --             --             123,900            --              123,900
Net (loss) for the nine
month period ended August
31, 1996 .....................................             --             --                --          (664,966)          (664,966)
                                                     ----------        -------        ----------       ---------        -----------
Balance at August 31, 1996 ...................        1,059,174        $ 1,059        $2,330,007       $(270,211)       $ 2,060,855
                                                     ==========        =======        ==========       =========        ===========

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months                Three Months
                                                                              Ended                       Ended
                                                                           August 31                   August 31
                                                                               1996                        1995
Cash Flows from Operating Activities:
      Net income (loss)                                           $           (221,310)      $              16,112
      Adjustments to reconcile net
       income to net cash used
       in operating activities
         Depreciation and amortization                                         107,588                      81,416
         (Decrease) in accounts payable
          and accrued expenses                                                (337,587)                   (341,058)
         (Increase) decrease in
          accounts receivable                                                  107,921                    (421,024)
         (Increase) in inventory                                               (95,410)                    (45,104)
         (Increase) in unearned revenue                                              -                     (68,202)
         Other, net                                                            (88,894)                    (58,422)
                                                                  --------------------       ---------------------
Net Cash (Used in) Operating
       Activities                                                             (527,692)                   (836,282)
                                                                  --------------------       ---------------------
Cash Flows from Investing Activities:
      (Purchases) of property and
       equipment                                                               (13,288)                   (121,977)
      Disposition of investments                                                     -                     634,999
                                                                  --------------------       ---------------------
      Net Cash Provided by (Used in)
       Investing Activities                                                    (13,288)                    513,022
                                                                  --------------------       ---------------------

Cash Flows from Financing Activities:
      (Repayment) from notes and
       mortgages payable                                                        (2,555)                   (115,564)
      Proceeds from notes payable                                              250,000                           -
      Common stock issued                                                      199,900                           -
                                                                  --------------------       ---------------------
      Net Cash Provided by (Used in)
       Financing Activities                                                    447,345                    (115,564)
                                                                  --------------------       ---------------------

(Decrease) in cash                                                             (93,635)                   (438,824)

Cash, Beginning of Period                                                      212,223                     652,486
                                                                  --------------------       ---------------------

Cash, End of Period                                               $            118,588       $             213,662
                                                                  ====================       =====================

Interest Paid                                                     $             13,977       $              17,864
                                                                  ====================       =====================

Income Taxes Paid                                                 $                  -       $                   -
                                                                  ====================       =====================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months                 Nine Months
                                                                              Ended                       Ended
                                                                           August 31                   August 31
                                                                               1996                        1995
Cash Flows from Operating Activities:
      Net income (loss)                                           $           (664,966)      $             359,108
      Adjustments to reconcile net
       income to net cash used
       in operating activities
         Depreciation and amortization                                         326,730                      96,316
         Increase (decrease) in accounts
          payable and accrued expenses                                        (556,809)                   (262,845)
         (Increase) in accounts
          receivable                                                            (3,978)                   (446,184)
         (Increase) in inventory                                               (69,786)                   (213,637)
         (Decrease) in income taxes
          payable                                                                    -                    (113,262)
         Decrease in income tax refund
          receivable                                                           128,200                           -
         Decrease in unearned revenue                                                -                     (52,137)
         Other, net                                                            (22,690)                   (100,505)
                                                                  --------------------       ---------------------

Net Cash (Used in) Operating
 Activities                                                                   (863,299)                   (733,146)
                                                                  --------------------       ---------------------

Cash Flows from Investing Activities:
      Purchases of property and
       equipment and other                                                     (62,239)                   (866,869)
       Disposition of investments                                                    -                     640,782
                                                                  --------------------       ---------------------

      Net Cash (Used in) Investing
       Activities                                                              (62,239)                   (226,087)
                                                                  --------------------       ---------------------

Cash Flows from Financing Activities:
      (Repayment) of notes payable                                             (12,125)                   (115,564)
      Proceeds from notes and mortgage
       payables                                                                500,000                     622,000
      Common stock issued                                                      201,113                     293,750
                                                                  --------------------       ---------------------

      Net Cash Provided by Financing
       Activities                                                              688,988                     800,186
                                                                  --------------------       ---------------------

Increase (decrease) in cash                                                   (236,550)                   (159,047)

Cash, Beginning of Period                                                      355,138                     372,709
                                                                  --------------------       ---------------------

Cash, End of Period                                               $            118,588       $             213,662
                                                                  ====================       =====================

Interest Paid                                                     $             29,382       $              17,864
                                                                  ====================       =====================

Income Taxes Paid                                                 $                  -       $             281,290
                                                                  ====================       =====================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 1996 and 1995

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

(2)      UNAUDITED STATEMENTS

         The balance sheet as of August 31, 1996, the statements of income and the statements of cash flows for the three and nine month periods ended August 31, 1996 and August 31, 1995 and the statement of changes in stockholders' equity for the nine month period ended August 31, 1996 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1996, and for all periods presented, have been made.

(3)      REVERSE STOCK SPLIT

         During May, 1996 the Company effected a one for five reverse stock split. All references to the number of outstanding shares of common stock in the financial statements have been adjusted to give effect to such split.

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
OVERVIEW

   Enhanced Services Company, Inc. (the "Company") provides upgrade, repair and maintenance and asset management services for portable computers (hardware services) as well as digital video multimedia presentation and processing services for marketing, training, archival storage, video formatting and other applications.

CONSOLIDATED RESULTS OF OPERATIONS

The following is a summary of the consolidated results of operations for the third fiscal quarters of 1996 and 1995:

                                   1996               1995            CHANGE (%)
                                -----------       -----------         ----------

Sales .......................   $ 1,124,503       $ 2,259,400         (50.2%)

Cost of sales (exclusive
of depreciation and
salaries) ...................       287,075         1,086,263         (73.6%)
                                -----------       -----------

Gross Profit ................       837,428         1,173,137         (28.7%)

Operating Expenses ..........     1,069,922         1,170,398          (8.6%)

Other Income ................        11,184            13,373         (16.4%)
                                -----------       -----------
Net Income,
before income taxes .........      (221,310)           16,112       (1473.6%)

Income taxes ................        -0-                  -0-

Net Income ..................   $  (221,310)      $    16,112       (1473.6%)
                                ===========       ===========

   During The three months ended August 31, 1996, the Company, on a consolidated basis, incurred a net loss of $221,310 as compared to a net income of $16,112 for three months ended August 31, 1995, a negative change in profitability of $237,422. Overall, consolidated sales decreased from $2,259,400 to $1,124,503, a decrease of $1,134,897, or 50.2%. Cost of sales, exclusive of depreciation and salaries, decreased from $1,086,263 to $287,075, a decrease of $799,188 or 73.6%. Gross profit margins decreased from $1,173,137 to $837,428, a decrease of 28.6%.

   Operating expenses decreased from $1,170,398 in third quarter 1995 to $1,069,922 in third quarter 1996, a decrease of $100,476 or 8.6%. Salaries and contract employees decreased from $648,382 in third quarter 1995 to $546,468, a decrease of $101,914, or 15.7%. Depreciation increased from $15,515 in 1995 to $68,127, an increase of $52,612, or 339%. Professional and Consulting Fees include $37,170 discount on common stock warrants that were issued for consulting services, increased from $44,969 in 1995 to $68,927 in 1996, an increase of $23,958 or 53.3%. Rent increased from $51,861 in 1995 to $80,903 in 1996, an increase of $29,042, or 64.6%. Amortization of goodwill increased from $15,669 to $39,462, an increase of $23,793, or an increase of 151.8%. Travel expenses increased from $10,595 in the third quarter of 1995 to $29,394, an increase of $18,799, or 177.4%. Insurance expenses decreased $62,269 in 1995 to $22,223 in 1996, a decrease of $40,046, or 64.3%. All other operating expenses decreased from $256,393 in 1995 to $244,418 in 1996, an decrease of $11,975, or 4.7%. Several factors as described below, contributed to the significant changes from the third quarter of 1995 to 1996.

A. OPERATIONS OF LAPTOP SOLUTIONS, INC. - TEXAS

   The following is a summary of Laptop Solutions, Inc.- Texas results of operations for the third fiscal quarters of 1996 and 1995:

                                       1996            1995          CHANGE (%)
                                     ---------      ----------       --------
Sales ........................      $  834,505      $1,256,702       (33.6)%
Cost of sales
exclusive of depreciation
and salaries) ................         231,235         581,612       (60.2)%
                                    ----------      ----------

Gross Profit .................         603,270         675,090       (10.6)%

Operating Expenses ...........         547,616         487,342        12.4 %

Other Income .................          15,363          13,373        14.9 %
                                    ----------      ----------
Net Income,
before income taxes ..........      $   71,017      $  201,121       (64.7)%
                                    ==========      ==========

   In comparing the results of operations for third quarter 1996 to 1995, it is important to note the change in sources of Laptop Solutions, Inc. - Texas revenue. Laptop Solutions, Inc. - Texas received a contract from an international computer manufacturer to provide integration services, storage, receiving, shipment and asset management for certain portable computers, as directed by the manufacturer, for a fixed monthly fee of $11,500 that amounted to $34,500 in the third quarter of 1996. The Company, during the second quarter of 1996, announced that it had formed it's Solutions Engineering Division to provide custom products for specific customers and a peripheral device product line. While assembly and sale of the peripheral devices will be primarily at the Laptop Solutions, Inc. - Texas facility in Houston, Texas, other projects will be assembled and sold through the Laptop Solutions, Inc.-California facility in Irvine, California. The Company completed design of a pak containing a removable hard drive for use in a popular laptop computer, and it began shipping units of the removable hard drive pak in the beginning of the fourth quarter of 1996. Laptop Solutions, Inc.- Texas continues to encounter significantly more competition in providing enhancement and upgrade services to several computer manufacturers' units than in 1995, when it was a more significant supplier of such services to such customers. During the third quarter of 1996, while margins increased in Laptop Solutions, Inc. - Texas's enhancement and upgrade services, the average revenue and related cost of sales decreased substantially due to a rapid drop in industry pricing of the primary component. Additionally, increased competition for enhancement and upgrade services contributed to decrease revenues from such services in third quarter 1996 compared with 1995, while revenues from repair and warranty services continue to increase.

   Cost of goods sold decreased in 1996 to $231,235 from $581,612 primarily as a result of the lower number of enhancement and upgrade units serviced. A non-recurring credit to Cost of Goods Sold was recorded in the third quarter of 1996 with a positive effect of $62,580. The increase of 461% in warranty repairs over the last year and the corresponding increase in transaction volumes contributed to the delay in recognition of the credit. Salaries and contract employees in 1996 amounted to $308,991 as compared to $286,702 in third quarter 1995, a increase of $22,289, or 7.8%. Personnel and related cost increases were primarily due to increased level of warranty and repair services. Rent increased from $19,929 in 1995 to $42,628 in 1996, an increase of $25,699, or 151.8%.
Other operating expenses contributing to increased operating costs included payroll taxes, professional fees, travel, telephone and other general and administrative expenses.

   Management believes that to achieve profits similar to prior periods will require greater volume than was required in the past, and there can be no assurance that Laptop Solutions, Inc. - Texas will be able to achieve such volume.

B. FORMATION AND OPERATIONS OF LAPTOP SOLUTIONS, INC. OF CALIFORNIA

   During the second fiscal quarter of 1995, the Company formed Laptop Solutions, Inc. - California, a wholly-owned subsidiary, to perform upgrade and repair services for portable computers on the west coast. This entity was formed to provide similar services as Laptop Solutions, Inc. - Texas, also a wholly-owned subsidiary.

Laptop Solutions, Inc. - California's results of operations for third quarter 1996 are summarized as follows:

                                      1996           1995           CHANGE(%)
                                    --------       --------         -------
Sales ........................      $ 34,479       $ 70,514         (51.1)%
Cost of sales
(exclusive of depreciation
and salaries) ................         5,571         10,680         (47.8)%
                                    --------       --------

Gross Profit .................        28,908         59,834         (51.7)%

Operating Expenses ...........        79,498         76,358           4.1%
                                    --------       --------

Net Income,
before income taxes ..........      $(50,590)      $(16,524)       (206.2)%
                                    ========       ========

   The factors relating to Laptop Solutions, Inc. - Texas's business in 1995 discussed above generally also apply to Laptop Solutions, Inc. - California. Management continues to believe that a presence in the west coast market is a prudent investment in the future of the Company. Management and administrative personnel for the Company's Solutions Engineering Division are also located at the Irvine, California facility and are included in Laptop Solutions, Inc. - California's operating expenses. While the removable hard drive product is being manufactured in the Houston, Texas facility, the Irvine, California facility is being utilized for custom configuration of laptop computers. Laptop Solutions, Inc. - California received a purchase order during the third quarter of 1996 to enhance four hundred laptops with touch screen capabilities. This project is currently in progress.

   Management believes that Laptop Solutions, Inc. - California will improve during the fourth quarter of 1996 due to existing commitments. However, there can be no assurance that Laptop Solutions, Inc. - California will become profitable.

   C.    ACQUISITION AND OPERATIONS OF NB ENGINEERING, INC.

   The Company entered into the custom digital video compression and engineering services businesses through the acquisition of NB Engineering, Inc. on May 31, 1995. The Company's consolidated results of operations for the third quarter 1996 include the results of operations of NB Engineering, Inc.:

                                        1996           1995           CHANGE(%)
                                     ---------       ---------        -------
Sales ..........................     $ 255,519       $ 932,184        (72.6)%
Cost of sales
(exclusive of depreciation
and salaries) ..................        50,269         493,971        (89.8)%
                                     ---------       ---------

Gross Profit ...................       205,250         438,213        (53.2)%

Operating Expenses .............       408,871         555,416        (26.4)%

Other Income ...................           979           -0-            N/A
                                     ---------       ---------
Net Income,
before income taxes ............     $(202,642)      $(117,203)       (72.9)%
                                     =========       =========

   While management believes that certain steps now being taken with the operations and direction of NB Engineering, Inc. may result in a turn around in NB Engineering, Inc.'s profitability, there can be no assurance that results will improve. It believes that NB Engineering, Inc. may improve during the fourth quarter of 1996 due to existing commitments However, there can be no assurance that NB Engineering, Inc. will become profitable.

During the third quarter, the Company finalized the development of its ability to "format author" (premaster film for video and interactive multimedia applications) customers' full length motion pictures, using the compression standard known as Digital Versatile Disk (DVD). DVD allows a full length motion picture to be stored on a 5.25" optical disc at broadcast quality video and Dolby AC-3 quality surround sound stereo. This emerging standard is, management believes, likely to be the future digital standard for home delivery of full length motion pictures. The company plans to deliver its first completed title towards the end of the fourth quarter or early in the first quarter of 1997. NB Engineering, Inc., during the third quarter, entered into an agreement with a West Coast post-production facility to jointly develop, and deliver DVD titles to the entertainment industry located in Southern California.

D. ENHANCED SERVICES COMPANY, INC., ACQUISITION OF OFFICE BUILDING IN HOUSTON, TEXAS
                                         1996            1995         CHANGE (%)
                                       --------        --------       -------

Rental Income ..................       $ 54,570        $ 26,131       108.8 %

Cost of  Building
    Operations .................         59,789          38,182        56.6 %
                                       --------        --------

Gross Profit ...................         (5,219)        (12,051)       56.7 %

Other Expenses .................         33,937          51,282       (33.8)%

Other Income ...................             61             -0-        N/A
                                       --------        --------

Net Income,
before income taxes ............       $(39,095)       $(49,439)      (20.9)%
                                       ========        ========

   During 1995, the Company acquired an office building in Houston, Texas. The Company and Laptop Solutions, Inc. - Texas use a portion of the building for their offices and as warehouse facilities. Certain additional office space is leased to other tenants. As of the end of the third fiscal quarter of 1995, the vacancy rate was approximately 50%. Leases have been signed that reduced the vacancy to 19% during the third quarter of 1996. Management believes that, attributing a market rental rate charged to Laptop Solutions, Inc. - Texas, the building will break-even at that level of occupancy. Management believes that the Company was able to acquire this property and its improvements at less than its market value, and it believes that it will prove to be a good long-term investment. Had the Company not acquired this building and continued renting facilities in Texas, it is estimated that the rental costs would not be materially different than the net operating costs of the building during the third quarter of 1996, and at the current level of occupancy, it will result in a savings to the Company as well as the opportunity for possible appreciation in the value of the property. While management believes that this is likely to continue over a period of time, there can be no assurance that it will.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1996, the Company had stockholders' equity totaling $2,060,855 as compared to $2,524,708 at November 30, 1995, a decrease of $463,853. This decrease resulted from a net loss of $664,966, the issuance of 1,940 shares of stock valued at $1,213, the exercise of 45,000 warrants for the cash consideration $76,000 and discount on warrants granted of $123,900 during the nine month period ended August 31, 1996. The Company's working capital was $377,776 at August 31, 1996 as compared to $679,252 at November 30, 1995, a decrease of $301,476. This decrease was primarily the result of the net loss for the period and an increase in the working capital loan.

The Company executed a working capital loan in the amount of $500,000 on January 19, 1996 (amended as of June 1, 1996). The loan is due May 31, 1997 with interest paid monthly at 2% above the prime rate quoted by the Wall Street Journal and is secured by certain accounts receivable and inventory. The Company had borrowed $500,000 as of August 31, 1996. Management plans that income generated from the Company's Laptop Solutions, Inc. - Texas and California operations should be sufficient to finance its existing Laptop Solutions, Inc. - Texas and California operations. Continuation of NB Engineering, Inc.'s operations require that additional funds be available at least during the fourth quarter. Such funds need to be provided through additional equity capital or other working capital financing. However, there can be no assurances that such funds will be available, or, if available, on attractive terms.

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

                  Exhibit 27 - Financial Data Schedule

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENHANCED SERVICES COMPANY, INC.

By                                                   Date