Form 10QSB/A
period 1996-08-31
ENHANCED SERVICES CO INC
filed 1996-10-28
CIK 830489

FORM 10-QSB/A - Quarterly Report Under Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended AUGUST 31, 1996

                                            or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934. For the transition period from to

Commission File Number               0-24256

                         ENHANCED SERVICES COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                COLORADO                        84-1075908
    (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

 16000 BARKERS POINT LANE, HOUSTON TX                    77079
  Address of principal executive offices)             (Zip Code)

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

                      Consolidated Statement of Changes in Stock-
                        holders' Equity from November 30, 1995
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

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           August 31          November 30
                                                                             1996                1995
                                                                       ---------------     ----------------
Current Assets
       Cash in bank                                                    $       118,588     $        355,138
       Inventory                                                               691,951              622,165
       Income tax refund receivable                                                  -              128,200
       Accounts receivable, net of allowance
         for doubtful accounts                                                 689,802              685,824
       Other current assets                                                    175,028               53,491
                                                                       ---------------     ----------------
         Total Current Assets                                                1,675,369            1,844,818

Property and equipment, net of accumulated
  depreciation                                                               1,284,126            1,430,230
Goodwill, net of accumulated amortization                                      907,614            1,026,001
Other assets                                                                   102,169               83,213
                                                                       ---------------     ----------------
Total Assets                                                           $     3,969,278     $      4,384,262
                                                                       ===============     ================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses                           $       531,635     $      1,088,444
       Notes payable, current portion                                          544,886               47,520
       Mortgage payable, current portion                                        82,185                8,490
       Other current liabilities                                               138,887               21,112
                                                                       ---------------     ----------------
         Total Current Liabilities                                           1,297,593            1,165,566

Notes payable, net of current portion                                           63,752               67,488
Mortgage payable, net of current portion                                       532,357              611,807
Other liabilities                                                               14,721               14,693
                                                                       ---------------     ----------------
         Total Liabilities                                                   1,908,423            1,859,554
                                                                       ---------------     ----------------
Stockholders' Equity:
       Preferred stock - $.001 par value
         5,000,000 shares authorized                                                 -                    -
       Common stock - $.001 par value,
         15,000,000 shares authorized;
         1,013,786 shares issued and
         outstanding at November 30, 1995
         and 1,059,174 at August 31, 1996                                        1,059                1,014
       Additional paid-in capital                                            2,330,007            2,128,939
       Retained earnings                                                      (270,211)             394,755
                                                                       ---------------     ----------------
         Total Stockholders' Equity                                          2,060,855            2,524,708
                                                                       ---------------     ----------------
Total Liabilities and Stockholders' Equity                             $     3,969,278     $      4,384,262
                                                                       ===============     ================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months          Three Months
                                                               Ended                 Ended
                                                            August 31             August 31
                                                                1996                  1995
                                                       ----------------     -----------------
Revenue:
     Sales                                             $      1,124,503     $       2,259,400
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below)                                  287,075             1,086,263
                                                       ----------------     -----------------
        Gross Profit                                            837,428             1,173,137
                                                       ----------------     -----------------
Operating Expenses
     Salaries                                                   523,413               628,589
     Advertising and promotion                                   28,785                40,997
     Contract services                                           23,055                19,793
     Rent                                                        80,903                51,861
     Travel and entertainment                                    29,485                12,289
     Depreciation/amortization                                  107,589                81,416
     Other operating expenses                                   276,692               335,453
                                                       ----------------     -----------------
       Total Operating Expenses                               1,069,922             1,170,398
                                                       ----------------     -----------------

Net Operating Income (Loss)                                    (232,494)                2,739
Other Income                                                     11,184                13,373
                                                       ----------------     -----------------
Net income (loss), before provision
  for income taxes                                             (221,310)               16,112
Provision for income taxes                                            -                     -
                                                       ----------------     -----------------
Net Income (Loss)                                      $       (221,310)    $          16,112
                                                       ================     =================
Net Income (Loss) per Share                            $           (.21)    $             .02
                                                       ================     =================
Weighted Average Shares Outstanding                           1,036,674             1,042,919
                                                       ================     =================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months           Nine Months
                                                            Ended                 Ended
                                                          August 31             August 31
                                                             1996                  1995
                                                       ----------------     -----------------
Revenue:
     Sales                                             $      3,674,243     $       4,750,802
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below)                                1,229,452             2,049,220
                                                       ----------------     -----------------
        Gross Profit                                          2,444,791             2,701,582
                                                       ----------------     -----------------
Operating Expenses
     Salaries                                                 1,498,924             1,129,350
     Advertising and promotion                                  139,595               129,676
     Contract services                                          111,123                38,011
     Rent                                                       241,218                98,828
     Travel and entertainment                                    66,162                30,365
     Depreciation/amortization                                  326,730                96,316
     Other operating expenses                                   794,236               650,504
                                                       ----------------     -----------------
       Total Operating Expenses                               3,177,988             2,173,050
                                                       ----------------     -----------------
Net Operating Income (Loss)                                    (733,197)              528,532
Other Income                                                     68,231                19,783
                                                       ----------------     -----------------

Net income (loss), before provision
  for income taxes                                             (664,966)              548,315
Provision for income taxes                                            -               189,207
                                                       ----------------     -----------------
Net Income (Loss)                                      $       (664,966)    $         359,108
                                                       ================     =================
Net Income (Loss) per Share                            $           (.64)    $             .41
                                                       ================     =================
Weighted Average Shares Outstanding                           1,036,480               878,239
                                                       ================     =================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 From November 30, 1995 through August 31, 1996
                                   (Unaudited)

                                                              Common Stock             Additional
                                                         ------------------------        Paid-in        Retained
                                                         No./shares       Amount         Capital        Earnings           Total
                                                         ----------       -------       ----------      ---------       -----------
Balance at November 30, 1995 ......................       5,068,928       $ 5,069       $2,124,884      $ 394,755       $ 2,524,708
Stock issued ......................................           1,940             2            1,211           --               1,213
One for five reverse stock split ..................      (4,056,694)       (4,057)           4,057           --                --
Stock issued for cash .............................          45,000            45           75,955           --              76,000
Discount on options ...............................            --            --            123,900           --             123,900
Net (loss) for the nine month period ended
August 31, 1996 ...................................            --            --               --         (664,966)         (664,966)
                                                         ----------       -------       ----------      ---------       -----------
Balance at August 31, 1996 ........................       1,059,174       $ 1,059       $2,330,007      $(270,211)      $ 2,060,855
                                                         ==========       =======       ==========      =========       ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months         Three Months
                                                             Ended               Ended
                                                           August 31           August 31
                                                             1996                 1995
                                                       ----------------     -----------------
Cash Flows from Operating Activities:
     Net income (loss)                                 $       (221,310)    $          16,112
     Adjustments to reconcile net
      income to net cash used
      in operating activities
        Depreciation and amortization                           107,588                81,416
        (Decrease) in accounts payable
         and accrued expenses                                  (337,587)             (341,058)
        (Increase) decrease in
         accounts receivable                                    107,921              (421,024)
        (Increase) in inventory                                 (95,410)              (45,104)
        (Increase) in unearned revenue                                -               (68,202)
        Other, net                                              (88,894)              (58,422)
                                                       ----------------     -----------------
Net Cash (Used in) Operating
      Activities                                               (527,692)             (836,282)
                                                       ----------------     -----------------
Cash Flows from Investing Activities:
     (Purchases) of property and
      equipment                                                 (13,288)             (121,977)
     Disposition of investments                                       -               634,999
                                                       ----------------     -----------------
     Net Cash Provided by (Used in)
      Investing Activities                                      (13,288)              513,022
                                                       ----------------     -----------------
Cash Flows from Financing Activities:
     (Repayment) from notes and
      mortgages payable                                          (2,555)             (115,564)
     Proceeds from notes payable                                250,000                     -
     Common stock issued                                        199,900                     -
                                                       ----------------     -----------------
     Net Cash Provided by (Used in)
      Financing Activities                                      447,345              (115,564)
                                                       ----------------     -----------------
(Decrease) in cash                                              (93,635)             (438,824)
Cash, Beginning of Period                                       212,223               652,486
                                                       ----------------     -----------------
Cash, End of Period                                    $        118,588     $         213,662
                                                       ================     =================
Interest Paid                                          $         13,977     $          17,864
                                                       ================     =================
Income Taxes Paid                                      $              -     $               -
                                                       ================     =================

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months           Nine Months
                                                               Ended                 Ended
                                                            August 31             August 31
                                                                1996                  1995
                                                       ----------------     -----------------
Cash Flows from Operating Activities:
     Net income (loss)                                 $       (664,966)    $         359,108
     Adjustments to reconcile net
      income to net cash used
      in operating activities
        Depreciation and amortization                           326,730                96,316
        Increase (decrease) in accounts
         payable and accrued expenses                          (556,809)             (262,845)
        (Increase) in accounts
         receivable                                              (3,978)             (446,184)
        (Increase) in inventory                                 (69,786)             (213,637)
        (Decrease) in income taxes
         payable                                                      -              (113,262)
        Decrease in income tax refund
         receivable                                             128,200                     -
        Decrease in unearned revenue                                  -               (52,137)
        Other, net                                              (22,690)             (100,505)
                                                       ----------------     -----------------
Net Cash (Used in) Operating
 Activities                                                    (863,299)             (733,146)
                                                       ----------------     -----------------
Cash Flows from Investing Activities:
     Purchases of property and
      equipment and other                                       (62,239)             (866,869)
      Disposition of investments                                      -               640,782
                                                       ----------------     -----------------
     Net Cash (Used in) Investing
      Activities                                                (62,239)             (226,087)
                                                       ----------------     -----------------
Cash Flows from Financing Activities:
     (Repayment) of notes payable                               (12,125)             (115,564)
     Proceeds from notes and mortgage
      payables                                                  500,000               622,000
     Common stock issued                                        201,113               293,750
                                                       ----------------     -----------------
     Net Cash Provided by Financing
      Activities                                                688,988               800,186
                                                       ----------------     -----------------
Increase (decrease) in cash                                    (236,550)             (159,047)
Cash, Beginning of Period                                       355,138               372,709
                                                       ----------------     -----------------
Cash, End of Period                                    $        118,588     $         213,662
                                                       ================     =================
Interest Paid                                          $         29,382     $          17,864
                                                       ================     =================
Income Taxes Paid                                      $              -     $         281,290
                                                       ================     =================

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

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
OVERVIEW

  Enhanced Services Company, Inc. (the "Company") provides upgrade, repair, maintenance and asset management services for portable computers as well as digital video multimedia presentation and processing services for marketing, training, archival storage, video formatting and other applications. The Company's portable computer services and products are provided through its wholly-owned Laptop Solutions-Texas and California subsidiaries, and multi-media services are provided through the Company's wholly-owned NB Engineering subsidiary.

  The Company's consolidated results of operations and position for and as of the end of its nine months ended August 31, 1996 are not comparable to last year's nine month period because: (1) NB Engineering was acquired at the end of last year's second quarter, on May 31, 1995, and it is accordingly included in the results of operations only for the three months ended August 31, 1995, (2) Laptop Solutions-California was formed during the second quarter of 1995 and it is accordingly included in the results of operations only for the six months ended August 31, 1995, and (3) The Company acquired its office building in Houston, Texas at the end of its second quarter on May 25, 1995 and it is accordingly included in the results of operations only for the three months ended August 31, 1995.

A.      OPERATIONS OF LAPTOP SOLUTIONS-TEXAS

        Laptop Solutions-Texas' results of operations for nine months ended August 31, 1996 and August 31, 1995 are summarized below:

                                          1996         1995       CHANGE (%)
                                          ----         ----       ----------

Sales                                $ 2,639,087    $3,720,251        (29.1)%
Cost of sales
exclusive of depreciation
and salaries)                            993,469     1,532,974        (35.2)%
                                       ---------   -----------

Gross Profit                           1,645,618     2,187,277        (24.8)%

Operating Expenses                     1,556,594     1,397,743         11.4 %

Other Income                              54,357         6,485        738.2 %
                                      ----------   -----------

Net Income,
before income taxes                   $  143,381     $ 796,019        (64.7)%
                                      ==========     =========

  In comparing the results of operations for 1996 to 1995, it is important to note the change in sources of Laptop Solutions-Texas revenue. Laptop Solutions-Texas received a contract from an international computer manufacturer to provide integration services, storage, receiving, shipment and asset management for certain portable computers, as directed by the manufacturer, for a monthly fee that amounted to $115,000 during the nine months ended August 31, 1996. The Company, during the second quarter of 1996, announced that it had formed a Solutions Engineering Division to provide custom products for customers and a peripheral device product line. While the assembly and sale of the first peripheral device, a removable hard drive pak, will be primarily at the Laptop Solutions-Texas facility in Houston, Texas, other projects may be assembled and sold through the Laptop Solutions-California facility in Irvine, California. The Company completed design of a pak containing a removable hard drive for use in Toshiba's Tecra 700 series of laptops, and it began shipping units of the removable hard drive pak in the beginning of the fourth quarter of 1996. Laptop Solutions-Texas continues to encounter significantly more competition in providing enhancement and upgrade services than in 1995, when it was a more significant supplier of such services to certain customers. During the first nine months of fiscal 1996, although margins increased in Laptop Solutions-Texas's enhancement and upgrade services, the average revenue and related cost of sales decreased substantially due to a rapid drop in industry pricing of the primary component. Additionally, increased competition for enhancement and upgrade services contributed to decreased revenues from such services in the first nine months of fiscal 1996 compared with 1995, while revenues from repair and warranty services continue to increase in 1996.

  Cost of goods sold decreased in 1996 to $993,469 from $1,532,974, a decrease of $539,505, or 35.2%, primarily as a result of the lower number of enhancement and upgrade units serviced. A non-recurring credit to Cost of Goods Sold was recorded in the third quarter of 1996 with a positive effect of $62,580. The increase in warranty repairs over the last year and the corresponding increase in transaction volumes contributed to a delay in recognition of the credit. Salaries and contract employees in 1996 amounted to $819,538 as compared to $756,271 in 1995, a increase of $63,267, or 8.4%. Personnel and related cost increases were primarily due to increased level of warranty and repair services. Rent increased from $52,857 in 1995 to $126,244 in 1996, an increase of $73,387, or 138.8%, as a result of increased office and warehouse space. Other operating expenses contributing to increased operating costs included payroll taxes, professional and consulting fees, travel, telephone and other general and administrative expenses.

  Management believes that to achieve profits similar to prior periods will require greater volume than was required in the past, and there can be no assurance that Laptop Solutions-Texas will be able to achieve such volume.

B.      FORMATION AND OPERATIONS OF LAPTOP SOLUTIONS-CALIFORNIA

  During the second fiscal quarter of 1995, the Company formed Laptop Solutions-California, a wholly-owned subsidiary, to perform upgrade and repair services for portable computers on the west coast. This entity provides similar services as Laptop Solutions-Texas, also a wholly-owned subsidiary.

        Laptop Solutions-California's results of operations for nine months ended August 31, 1996 and six months ended August 31, 1995 are summarized as follows:

                                         1996        1995          CHANGE (%)
                                      ----------  -----------      ----------

Sales                                 $  140,382    $  98,555         42.4 %
Cost of sales
(exclusive of depreciation
and salaries)                             50,911       13,193        285.9 %
                                      ----------  -----------
Gross Profit                              89,471       85,362          4.8 %
Operating Expenses                       264,597      165,518         59.9 %
                                      ----------  -----------
Net Income,
before income taxes                   $(175,126)    $ (80,156)       (118.5)%
                                      ==========  ===========

  The factors relating to Laptop Solutions-Texas's business in 1995 discussed above generally also apply to Laptop Solutions-California. Management continues to believe that a presence in the west coast market is a prudent investment in the future of the Company. Management and administrative personnel for the Solutions Engineering Division are located at the Irvine, California facility and are included in Laptop Solutions-California's operating expenses. While the removable hard drive pak is being assembled in the Houston, Texas facility, the Irvine, California facility is being utilized for custom configuration of laptop computers. Laptop Solutions-California received a purchase order during the third quarter of 1996 to enhance four hundred laptops with touch screen capabilities. This project is currently in progress.

  C.    ACQUISITION AND OPERATIONS OF NB ENGINEERING, INC.

  The Company entered into the custom digital video compression and engineering services businesses through the acquisition of NB Engineering, Inc. on May 31, 1995.

        NB Engineering's results of operations for nine months ended August 31, 1996 and three months ended August 31, 1995 are summarized as follows:

                                         1996             1995        CHANGE (%)
                                     -----------      -----------     ----------

Sales                                 $  887,586      $  932,184        (72.6)%
Cost of sales
(exclusive of depreciation
and salaries)                            170,994         493,970        (89.8)%
                                     -----------      -----------

Gross Profit                             716,592         438,214         63.5 %

Operating Expenses                     1,245,673         559,444        101.5 %

Other Income                              42,624           4,027        958.5 %
                                     -----------      -----------

Net Income,
before income taxes                  $ (486,457)      $ (117,203)      (214.0)%
                                     ===========      ===========

During the third quarter, the Company finalized the development of its ability to "format author" (premaster film for video and interactive multimedia applications) full length motion pictures, using the compression standard known as Digital Versatile Disk (DVD). DVD allows a full length motion picture to be stored on a 5.25" optical disc at broadcast quality video and Dolby AC-3 quality surround sound stereo. This emerging standard is, management believes, likely to be a future digital standard for home delivery of full length motion pictures. NB Engineering, during the third quarter, entered into an agreement with a West Coast post-production facility to jointly develop and deliver DVD titles to an entertainment industry user. NB Engineering, plans to deliver its first completed title towards the end of the fourth quarter or early in the first quarter of 1997.

  D. ENHANCED SERVICES COMPANY, INC., ACQUISITION OF OFFICE BUILDING IN HOUSTON, TEXAS

        The Company, on May 31, 1995 acquired an office building in Houston, Texas. Results of operations related to the office building for nine months ended August 31, 1996 and three months ended August 31, 1995 are summarized as follows:


                                    1996            1995      CHANGE (%)
                                    ----            ----      ----------

Rental Income                    $  159,772       $  27,664         477.5 %

Cost of Building
   Operations                       188,629          25,270         646.5 %
                                -----------       ---------

Gross Profit                        (28,857)          2,394       (1305.4)%

Other Expenses                      118,013          34,117         (33.8)%

Other Income                            107             -0-          N/A
                                -----------       ----------

Net Income,
before income taxes             $  (146,763)      $ (31,723)       (362.6)%
                                ===========       ==========

  The Company and Laptop Solutions-Texas use a portion of the building for their offices and as warehouse facilities. Certain additional office space is leased to other tenants. As of the end of the third fiscal quarter of 1995, the vacancy rate was approximately 50%. Leases have been signed that reduced the vacancy to 19% during the third quarter of 1996. Management believes that, attributing a market rental rate charge to Laptop Solutions-Texas, the building should break-even at that level of occupancy. Management believes that the Company was able to acquire this property and its improvements at less than its market value, and it believes that it will prove to be a good long-term investment. Had the Company not acquired this building and continued renting facilities in Texas, it is estimated that the rental costs would not be materially different than the net operating costs of the building during the third quarter of 1996, and at the current level of occupancy, it should result in a savings to the Company as well as the opportunity for possible appreciation in the value of the property. While management believes that this is likely to continue over a period of time, there can be no assurance that it will.

LIQUIDITY AND CAPITAL RESOURCES

    At August 31, 1996, the Company had stockholders' equity totaling $2,060,855 as compared to $2,524,708 at November 30, 1995, a decrease of $463,853. This decrease resulted from a net loss of $664,966, the issuance of 1,940 shares of stock valued at $1,213, the exercise of 45,000 warrants for the cash consideration of $76,000 and discount on options granted of $123,900 during the nine month period ended August 31, 1996. The Company's working capital was $377,776 at August 31, 1996 as compared to $679,252 at November 30, 1995, a decrease of $301,476. This decrease was primarily the result of the net loss for the period and an increase in the working capital loan.

The Company executed a working capital loan in the amount of $500,000 on January 19, 1996 (amended as of June 1, 1996). The loan is due May 31, 1997 with interest paid monthly at 2% above the prime rate quoted by the Wall Street Journal and is secured by certain accounts receivable and inventory. The Company borrowed $500,000 as of August 31, 1996. Management plans that income generated from Laptop Solutions-Texas and -California operations should be sufficient to finance their operations. Procurement of disk drives to assemble a large volume of removable disk paks will require additional funds, as will continuation of NB Engineering operations at least during the fourth quarter. Such funds need to be provided through additional equity capital or other working capital financing. However, there can be no assurances that such funds will be available, or, if available, on favorable terms.

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

ENHANCED SERVICES COMPANY, INC.

By __________________________________              Date ____________________
        R. C. Smith, Treasurer