Form 10KSB
period 1996-11-30
ENHANCED SERVICES CO INC
filed 1997-02-27
CIK 830489

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1996

                         Commission file number 0-24256

                         ENHANCED SERVICES COMPANY, INC.
                 (Name of small business issuer in its charter)

           COLORADO                                   84-1075908
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

16000 BARKERS POINT LANE, HOUSTON, TX       77079         (281) 556-5051
(Address of principal executive offices)  (Zip Code) (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The Issuer's revenues for the fiscal year ended November 30, 1996 were $5,051,296

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


      As of February 20, 1997, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant was $1,792,138 based on the average high/low bid/ask prices of the Company's Common Stock as reported by the National Quotations Bureau of $4.42 . As of February 20, 1997, 1,123,174 shares of $.001 par value Common Stock of the Registrant were outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

        Enhanced Services Company, Inc. (the Company) provides repair and maintenance upgrade fulfillment and related engineering services for users of portable computers as well as digital video multimedia presentation and processing services for marketing, training, archival storage, video formatting and other applications.

        Historically, most of the Company's revenues have been derived from portable computer support and maintenance services. It offers repair services as an authorized warranty provider for Toshiba, Compaq, Panasonic, IBM, Texas Instruments and NEC as well as non-warranty repairs on most other portable computers. The Company also upgrades laptop computer chips and repairs LCD (color and monochrome) and plasma display screens for portable computers. The Company's asset management services include consulting, tagging, tracking and logistical support of its customers' in-field portable computers, and end of life retirement and refurbishment. Through its "hot spare" programs, it replaces, on an expedited basis, its participating customers' damaged units with working portable computers. By integrating and testing accessories, peripherals and enhancements from various manufacturers, together with performing custom software loads, custom data loads and burn-in of hardware, the Company sets up and delivers portable computers which meet the customer's individual requirements. Asset management, including "hot spares," and services to customers engaged in field automation projects, are higher gross margin services than repair and upgrade services. With the recent formation of the Company's Solutions Engineering Division, the Company designs, engineers, manufactures and sells portable computer accessories, peripherals and enhancements for its customers' specific field automation projects. The Division also offers engineering services designed to help ensure that the computer, its accessories, peripherals and enhancements are fully functional with the customer's hardware and software at optimal cost/performance. In September, 1996, the Company introduced a removable hard drive pak for the Toshiba Tecra 700 series of laptops. This product is the first in its intended Compatibility PlusTM product line. The Company, in the first quarter of its 1997 fiscal year, began offering the application, under clean-environment conditions, of a licensor's multi-layered optical film to the surface of its users' color LCD display screens, greatly improving their readability in sunlight and direct office lighting conditions. This LCD film product, which the Company is marketing as ClarityView(TM), is designed to reduce glare while increasing contrast and luminance on portable computer screens. The Company's portable computer services and products, which are described above, are provided through its wholly owned Laptop Solutions-Texas and -California subsidiaries.

        Multimedia services include specialized digital video services to the corporate and entertainment markets. In the corporate markets, services offered by the Company include CD-ROM title development, data compilation and synthesis of its customers' CD-ROM titles, with interactive features (such as touch screen, intelligent data branching, viewer testing and speech input), for use in training, marketing, archival storage and other purposes. The services are offered on a custom engineering basis by the Company, whose engineers work with its customers' video editors, creative artists and producers. After a presentation has been fully developed, whether with the Company or independently by the customer, it must be fully digitized and compressed in order to be distributed on CD-ROM or other PC-based media. Management believes that the market for compression services is in its infancy, and that there are only three other independent facilities in the U.S. that provide the breadth of multimedia compression services offered by the Company. For the entertainment industry, the Company has the ability to "format author" (premaster film, video and interactive multimedia applications) its customers' films, using the compression standard known as Digital Versatile Disk ("DVD"). DVD allows a full length motion picture to be stored on a 5.25" optical disc at broadcast quality video and Dolby AC-3 quality surround sound stereo. This emerging standard is, management believes, likely to be a future digital standard for home delivery of full length motion pictures. Multimedia services are provided through the Company's wholly owned NB Engineering subsidiary.


      The Company, a Colorado corporation organized in 1987, acquired Laptop Solutions Inc., a Texas corporation, from Kenneth M. Duckman on September 30, 1992, and Mr. Duckman became the Company's President and Chief Executive Officer, a director of the Company and its controlling stockholder. The Company, in March 1995, formed its wholly owned subsidiary, Laptop Solutions, Inc. a California Corporation. The Company acquired NB Engineering, Inc., a Delaware corporation, on May 31, 1995 from a corporation of which Ralph LaBarge was the largest stockholder, and Mr. LaBarge became President and Chief Executive and Technical Officer of NB Engineering and a director and, beneficially, a stockholder of the Company. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."


PORTABLE COMPUTER SERVICES

        The Company's portable computer support and maintenance services include consulting with customers who need to put hundreds, and in some cases thousands, of laptop computers in field locations for specialized staff functions, related engineering and pre-setup and configuration services and asset management and maintenance support. Most of the Company's customers for repair and maintenance and field automation related services are medium to large sized companies. Portable computer services and products are offered by the Company through its Laptop Solutions-Texas and -California subsidiaries.

        SUPPORT AND MAINTENANCE SERVICES. The Company's support and contract maintenance services include warranty repair services as an authorized warranty provider for Toshiba, Compaq, Panasonic, IBM, NEC and Texas Instruments, as well as non-warranty repair services on most other portable computers. The Company also repairs LCD (color and monochrome) and plasma display screens for portable computers at a cost typically below replacement cost. The Company's asset management services include consulting, tagging, tracking and logistical support of its customers' in field-portable computers, and end of life retirement and refurbishment. In addition, it offers "hot spare" programs to customers with a large number of laptops deployed in the field, exchanging damaged units with working replacements, often within hours of notification by the customer. The Company also offers a variety of processor upgrade services as well as random access memory ("RAM") upgrades.

        FULFILLMENT SERVICES. Through its pre-delivery setup and configuration fulfillment services, the Company delivers portable computers set up by the Company to meet its customers' specific requirements. These services include initial receipt of the customers' computers, accessories, peripherals and enhancements from the various manufacturers, integration and testing of each item, custom software loads, custom data loads, burn-in of hardware, testing of software, and fulfillment to the end user, with full reports back to the customer.

        CUSTOM ENGINEERING SERVICES. Services offered by the Company's Solutions Engineering Division include the design, engineering, manufacture and sale of portable computer accessories, peripherals and enhancements for the customers' specific field automation projects. The Company also evaluates modems, networking cards, special boards in docking stations and other items to determine their performance in a wide variety of uses relevant to its customers. The Company, during the fourth quarter of fiscal 1996 completed an engineering enhancement project installing touch screen capabilities on a fleet of laptop computers.

NEW PRODUCT LINE AND SERVICE

        Management believes that many of the skills and disciplines required for its custom engineering services enable the Company to develop, both internally and with the assistance of outside engineering when necessary, "shrink-wrap" products for the broader market. It recently formed its Solutions Engineering Division for that purpose and introduced Compatibility Plus(TM) to the market as its new brand name for such products. The Compatibility PlusTM brand is intended to be developed into a varied product line of accessories, peripherals and enhancements for portable computers.

        REMOVABLE HARD DRIVE PAK. In September 1996, the Company introduced as its first product for its Compatibility Plus(TM) product line, a removable hard drive pak with a current capacity of up to 3 gigabytes, for the Toshiba Tecra(TM) 700 series of laptops. The Company intends to introduce additional products. There can be no assurances, however, that additional products will be developed or introduced .

        REDUCED GLARE AND INCREASED CONTRAST AND LUMINANCE LCD FILM. High resolution multi-color LCD screens used in most portables today are highly reflective and difficult to read when in direct sunlight or strong incandescent lighting conditions. While this is not a problem for the majority of users, it may be a significant disadvantage for police forces, emergency services, hospital workers, real estate agents, insurance adjusters, utility inspectors and military users. The Company holds a non-exclusive (but, management believes, presently sole) license to apply a film, manufactured by its licensor, designed to reduce an LCD screen's glare and increase its contrast ratio and luminance. Application of this LCD film product requires a manufacturing process in a clean environment. The Company is currently seeking a larger facility in which to perform the application. The Company began offering the LCD film product, marketed as ClarityView(TM), applied to users' laptop LCD screens, during the first quarter of its 1997 fiscal year. Management estimates that a significant number of portable computers are used in such direct light conditions.

MULTIMEDIA SERVICES

        Users of the Company's multimedia services are usually medium to large companies with requirements for the development of digital multimedia presentations utilizing computer technology. They typically lack the requisite in-house technological expertise and equipment, or find it more economical and timely to retain an outside firm with such capabilities to prepare such presentations. Multimedia services are offered by the Company through it's NB Engineering subsidiary.

        DIGITAL VIDEO COMPRESSION SERVICES. The Company's digital video compression service entails a two-step process in which images (movie or still) and sound are first converted and then compressed into a digital format that can be stored and accessed using computer technology. Digital video compression enables the customer to store, access and play back digitized visual images using its personal computers. To accomplish this, the Company utilizes industry developed algorithms, each known as a "Codec" (Compression/DECompression), including MPEG, PLV and DVD. PLV is regarded as becoming obsolete, and has rapidly decreased in revenue generating opportunities. MPEG-2 provides broadcast-level video quality, and it is generally used when the customer requires the highest level of video quality possible to be generated from a computer platform. Digital Versatile Disk (DVD) is the newest consumer video format. It has been accepted by most, if not all, of the major producers of computer hardware and software, and it offers significantly greater storage capacity then the earlier standards for optical disc delivery. DVD enables a full length motion picture to be delivered to the consumer market on a single optical disc with very high quality video and audio. Management believes that NB Engineering has developed the skills necessary to "format author" (premaster film, video and underactive multimedia applications) titles, and that it is well positioned to service the preparation of DVD titles. The Company started to provide such service in August 1996.

        MULTIMEDIA DEVELOPMENT SERVICES. The Company offers custom engineering development services to customers who have digital image processing requirements that cannot be met with commercially available products. These services include assisting a customer with the design, development, integration, installation and testing of custom hardware and software items to meet its individual requirements. Examples of such customized development services are: (1) MULTIMEDIA CD-ROM TITLE DEVELOPMENT: The Company has developed over a dozen custom multimedia CD-ROM titles for use by customers for sales force automation, product brochures and interactive training; and (2) WORLD WIDE WEB HOME PAGE
DEVELOPMENT: The Company offers custom development and hosting services for customers utilizing the World Wide Web segment of the Internet. It maintains a dedicated Web server that can be accessed at http://www.nbdig.com.

        HARDWARE INTEGRATION SERVICES FOR MULTIMEDIA. The Company, using custom hardware and software, offered the service of integrating components into computer platforms that are typically not considered to be "multimedia ready" to allow the use of multimedia technology by the user. The Company specialized in providing these services for the users of laptop and notebook computers. NB Engineering, during fiscal 1996, changed the direction and focus of its business from hardware integration and engineering services to digital video compression, including DVD, and multimedia development services. The decline in hardware integration and engineering business and the consequent change of business focus were the primary causes for the decline in sales for fiscal 1996.

CUSTOMERS

      The Company has established a broad base of customers, representing a wide range of industries throughout North America, with a small percentage of sales generated overseas. Revenues from these customers are generally initiated by different operational groups within the customer organization. No customer accounted for more than 10% of the Company's revenue during its fiscal year ended November 30, 1995 or November 30, 1996. The Company offers 30 day net terms only to its most credit-worthy customers.

SUPPLIERS

      The Company purchases hard disks, expansion boards, RAM chips, custom cables and other components, and licenses software, from a variety of manufacturers and distributors, and it is dependent on no one source. Company-designed sub-components utilized in its upgrade services, such as mounting brackets, short-run boards and custom cables, are manufactured by sub-contractors to the Company's design and specifications or assembled by the Company.

SALES, MARKETING, AND DISTRIBUTION

      The Company provides portable computer upgrade and repair and customized multimedia services. It seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by offering a higher level of service. The Company has trained sales personnel, engineers and technicians who are dedicated to working with customers and to deliver service in a cost effective and timely fashion. The Company believes that the technical services provided by its personnel are an important factor in its sales of digital video compression and custom engineering development services.

      The Company sells its laptop enhancement and repair services directly through a combination of customer service representatives and outside sales staff. The Company also solicits business by advertising regularly in selected trade publications, visits, the World Wide Web, mail, telephone and it attends several large trade shows each year. The Company plans to increase its advertising and promotional efforts, as new services are added and new products are developed.


COMPETITION

      The portable computer enhancement and repair market is highly competitive. While the Company is unaware of any dominant competitors in the portable computer upgrade industry, there are few obstacles to market entry and penetration other than minimal capitalization and the development of the technological know-how. As a result, it must be anticipated that future attention will be focused on the market by competitors and potential competitors with greater resources than those of the Company. While management believes that its services offer superior price/performance and are well-positioned in terms of market recognition, it is possible that technological breakthroughs will enable a competitor or potential competitor to enter the market and be in a position to challenge the Company in its specialty niche markets.

      Competition in the repair and maintenance of laptops and notebooks is widespread. Many regional and local firms are authorized to provide warranty and non-warranty service and maintenance for laptops and notebooks. The Company considers it a competitive advantage that its repairs are typically completed within a short time of receipt of the damaged unit. The Company believes that they are well positioned to be competitive because of its technical capabilities and because it has the infrastructure for rapid turnaround times, a high priority to the laptop and notebook user.

      The digital video compression and custom engineering development services market are also highly competitive. There are several companies which compete directly in the digital video compression market and offer compression services similar to those offered by the Company. Although no one competitor is dominant, there are four major competitors in the digital video compression market, including the Company. The Company's three major competitors providing digital video compression services are Horizons Technology, Inc., CD Archives Interactive, and Advanced Media Concepts. Horizons Technology's compression division is part of a larger company, with significantly greater financial, marketing, and technical resources than the Company. Additional competition comes from several dozen small digital video compression service centers located throughout the country. In addition to direct competition, the Company competes with its customers' ability to perform portions of the required compression process in house, many of whom have in-house capability to perform digital video compression services. In some cases, the Company's customers perform the work in-house, rather than use an off-site digital video compression service provider.

      The custom engineering development service industry is highly fragmented, with competition from large, medium and small companies. The larger companies, including IBM, Arthur Andersen and others, generally concentrate on multi-million dollar programs. The mid-sized companies, including Jostens Learning, Computer Curriculum, Byron-Price Multimedia and others, are national companies that generally concentrate on specific segments of the multimedia market, such as interactive training, entertainment or education. The smaller companies, such as NB Engineering, develop specific products for customers that generally represent too small an opportunity for the Company's large competitors, but are not in the specific niche addressed by its mid-sized competitors.

PROPRIETARY RIGHTS

      The Company considers the technology embodied in its hard-disk and processor upgrade services as valuable intellectual know-how and trade secrets which it seeks to protect with confidentiality and non-disclosure agreements. The Company claims unregistered common law copyright protection on all source code and documentation relating to its upgrade services and all software developed in the course of custom-sponsored projects (except as licensed to the customer for its specific application), to the extent that they contain copyrightable subject matter. There, however, is a dispute with a former customer regarding the ownership of software developed by NB Engineering for the customer's production process. It is unlikely that the Company has any patent protection for any of its services or products. While the Company exercises what it considers to be reasonable precautions through confidentiality and non-disclosure agreements to protect its intellectual property, there can be no assurance that it will not be misappropriated, copied without authorization, or reverse engineered. In many instances of unauthorized misappropriation, legal remedies may prove to be inadequate or uneconomical to protect the Company's intellectual property and competitive advantages.

EMPLOYEES

      On February 20, 1997, the Company had 65 employees, of whom 63 were full time; 48 (47 full time) were employed by Laptop Solutions and 17 (16 full time) were employed by NB Engineering. The Company has no separate corporate employees. Employees are not represented by a labor union.
Management believes that employee relations are excellent.


ITEM 2. DESCRIPTION OF PROPERTY

      The Company owns a 41,000 square foot office building in Houston, Texas, at which its corporate headquarters and principle laptop upgrade and repair facilities are located and occupy approximately 12,000 square feet. It leases facilities at the following locations:

  LOCATION        Approximate  PRINCIPAL FACILITY USE    LEASE EXPLORATION DATE
  --------        SQUARE FEET  ----------------------    ----------------------
                  -----------

  Crofton, MD        8,000        Office/Services           November, 1997
  Irvine, CA         3,411        Office/Services           February, 1998
  North Bergen NJ    3,000        Office/Services           November, 1997

      Management is currently seeking a larger facility in which to apply a film, manufactured by its licensor, designed to reduce an LCD screen's glare and increase its contrast ratio and luminance. (see item1 - New Product and Service) Management believes that the Houston, Texas, Crofton, Maryland, and North Bergen, New Jersey, facilities are suitable for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings against the Company, and, except for the threat of proceedings on claims by two former employees of sexual harassment, to the Company's knowledge, no other proceedings have been threatened. Based on consultations with special legal counsel, the Company believes that the harassment claims are without basis, and its intends to vigorously defend such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On October 26, 1995, the shareholders of the Company approved an amendment to the Company's articles of incorporation by which its outstanding Company common stock would be subject to a reverse stock split conditioned upon the Company's board of directors determining the exact number of outstanding shares to be reverse split into 1 share. Pursuant to a determination of the board of directors, a 1- for -5 reverse split was effected as of May 20, 1996.

           The Company's 1996 annual meeting of shareholders was held on June 17, 1996. At the meeting the shareholders were asked to approve an amendment and restatement to the Company's 1992 Incentive Stock Option Plan in order to (i) increase the number of shares reserved for issuance under the Plan to 250,000;
(ii) add provisions whereby upon joining the Board and upon each subsequent reelection to the Board, non-employee directors would automatically receive options to purchase up to 2,000 shares of the Company's Common Stock; (iii) add provisions to permit the granting of Non-Qualified Stock Options to consultants, advisors, and representatives of the Company; (iv) replace the limitation whereby the fair market value of Incentive Stock Options granted to an individual during any calendar year can not exceed $100,000, with a provision permitting an individual to exercise Incentive Stock Options for shares having a fair market value of $100,000 during any calendar year; and (v) extend the term of the Plan from March 2002 to April 2006. The proposal was approved by the vote of the holders of 3,284,584 (pre-split) shares in favor and 0 (zero) shares against.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCK MATTERS

MARKET FOR COMMON STOCK

           The Company's common stock is traded in the over-the-counter market under the National Association of Securities Dealers Inc. OTC Bulletin Board symbol ESVC. From December 1, 1991 to June 16, 1993 there were no reported trades of the Company's common stock. Set forth below are the high and low bid and ask prices of the Company's common stock, adjusted for the periods prior to May 20, 1996 to reflect a 1-for-5 reverse stock split effected as of that date, as reported on the OTC Bulletin Board for its fiscal years ended November 30, 1995 and 1996.
                                BID                              ASK
    1995          HIGH                  LOW              HIGH            LOW
    ----          ----                  ---              ----            ---

Dec. 1            5                    3-1/8             6-7/8          5-5/8
through
Feb. 28

March 1           14-3/8              4-1/16            17-1/2         5-15/16
through
May 30

June 1            13-3/4               8-3/4            19-3/8         12-1/2
through
August 30

Sept. 1           11-1/4               3-3/4              15            7-1/2
through
Nov. 30

    1996
Dec. 1            6-7/8                1-7/8             8-3/4          3-1/8
through
Feb. 28

March 1           5                    1-1/4            6-9/16          2-1/2
through
May 30

June 1            6-1/4                3-3/4             6-1/2          4-1/2
through
August 30

Sept. 1           7-1/4                5-1/2             7-1/2          6-1/4
through
Nov. 30

Dec. 2            5-1/2                2-1/2               6           3-11/16
Through
Feb. 20, 1997

      The prices presented are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

HOLDERS

    As of January 14, 1997, there were 224 holders of record of the Company's common stock.


DIVIDENDS

    The Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

  Enhanced Services Company, Inc. (the "Company") provides (a) upgrade, repair, contract maintenance and asset management services, as well as peripheral, enhancement and accessory products developed by the Company, for portable computers, and (b) digital video multimedia presentation development and processing services for marketing, training, archival storage, video formatting and other applications. The Company's portable computer services and products are provided through its wholly-owned Laptop Solutions-Texas and -California subsidiaries, and multimedia services are provided through the Company's wholly-owned NB Engineering subsidiary.

  The Company's consolidated results of operations and position for and as of the end of its twelve months ended November 30, 1996 are not comparable to the prior year's twelve month period because: (1) NB Engineering was acquired at the end of the prior year's second quarter, on May 31, 1995, and it is accordingly included in the prior year's results of operations only for the six months ended November 30, 1995, (2) Laptop Solutions-California was formed during the second quarter of 1995 and it is accordingly included in the prior year's results of operations only for the nine months ended November 30, 1995, and (3) the Company acquired its office building in Houston, Texas, at the end of its second quarter, on May 25, 1995, and it is accordingly included in the results of operations only for the six months ended November 30, 1995.

A.      OPERATIONS OF LAPTOP SOLUTIONS-TEXAS

  Laptop Solutions-Texas' results of operations for twelve months ended November 30, 1996 and 1995 are summarized below:

                                         1996            1995      CHANGE (%)
                                      ----------      ----------   ----------

Sales ..........................      $3,576,722      $4,509,332    (20.7)%

Cost of sales
exclusive of depreciation
and salaries) ..................       1,419,446       2,028,312    (30.0)%
                                      ----------      ----------
Gross Profit ...................       2,157,276       2,481,020    (13.1)%

Operating &
      Other Expenses ...........       2,155,458       2,179,082     (1.1)%

Net Income,
before income taxes ............      $    1,818      $  301,938    (99.4)%
                                      ==========      ==========

SALES: Laptop Solutions-Texas continues to encounter significantly more competition in providing enhancement and upgrade services than in 1995. Increased competition for enhancement and upgrade services and a decline in per unit revenue arising from a drop in industry pricing for the services' primary component contributed to a decrease in revenues from such service, of $1,614,229 in 1996 to $1,470,127 from $3,084,986 in 1995, a decrease of 52%. Revenue from
Compatibility Plus(TM) sales, the removable hard disk pak that began shipping in the fourth quarter of 1996, amounted to $87,071. Revenues from repair and warranty services increases from $1,404,532 in 1995 to $1,816,190 in 1996, an increase of 29.8%. Management believes the increase is a result of greater visibility of Laptop Solutions as a service provider and the increased population of portable computers users seeking a service provider. Revenues from asset management services, a service first offered in 1996, amounted to $149,663. All other services increased $33,226 from $20,445 in 1995 to $53,671 in 1996, an increase of 163%, primarily as a result of customer outsourcing such services as backup and restore, reloading database and database software, virus removal and other software related services.

COST OF SALES: Cost of sales of enhancements and upgrade services decreased as a result of the drop in industry pricing for the services' primary component in 1996 to $672,701 from $1,453,580 in 1995, a decrease of 54%. Cost of sales of repair services increased $177,349 in 1996 to $651,469 from $474,120, an increase of 37% as a result of more contract maintenance units being presented for repair than in 1995. Cost of Compatibility Plus(TM) amounted to $45,583. All other direct cost of sales, primarily freight expense, decreased $50,919 to $49,693 in 1996 from $100,612 in 1995, a decrease of 51%, as a result of a new freight contract and changes in the recovery of freight cost from customers.

OPERATING AND OTHER EXPENSES: Salaries in 1996 amounted to $1,148,181 as compared to $1,052,045 in 1995, an increase of 9.1%. Personnel and related cost increases were primarily due to a 29% increase in warranty and repair services and additional administrative personnel. Rental increased from $117,035 in 1995 to $181,714 in 1996, an increase of 55%, as a result of increased office and warehouse space and additional rented office equipment. Laptop Solutions-Texas was charged a market rate for its office and warehouse space by the Company in the amounts of $104,000 for fiscal 1996 and $26,000 during fiscal 1995, and such amounts are included in Operating and Other Expenses. Other operating expenses, included payroll taxes, professional and consulting fees, travel, telephone and other general and administrative expenses, decreased from $1,010,002 in 1995 to $875,563 in 1996, a decrease of 15%, primarily as a result of decreased sales.

  Management believes that for Laptop Solutions-Texas to achieve profits similar to prior periods will require greater volume than was required in the past, and there can be no assurance that Laptop Solutions-Texas will be able to achieve such volume.

B.      FORMATION AND OPERATIONS OF LAPTOP SOLUTIONS-CALIFORNIA

  During the second fiscal quarter of 1995, the Company formed Laptop Solutions-California to perform upgrade and repair services for portable computers on the west coast.

  Laptop Solutions-California's results of operations for twelve months ended November 30,, 1996 and nine months ended November 30, 1995 are summarized below. For pro forma presentation purposes, the Annualized Percentage Changes shown in the table below calculates the percentages for fiscal 1995 by annualizing the 1995 nine months' actual amounts.

                                                                 Annualized
                                    Twelve        Nine       ------------------
                                    Months       Months      Change      Change
                                     1996         1995        (%)         (%)
                                  ----------   ----------   -------      ------
Sales .........................   $ 431,788    $ 164,286    162.8 %        97%

Cost of sales
(exclusive of depreciation
and salaries) .................     219,823       55,115    298.8 %       199%
                                  ----------   ----------

Gross Profit ..................     211,965      109,171     94.2 %        46%

Operating &
  Other Expenses ..............     440,275      272,123     61.8 %        21%
                                  ----------   ----------

Net Income before
  income taxes ................   $(228,310)   $(162,952)   (40.1)%       (5)%
                                  ==========   ==========

  The factors relating to Laptop Solutions-Texas, discussed above, generally also apply to Laptop Solutions-California. 1995 was a startup year for Laptop Solutions-California's warranty and repair services. The Company in 1996 formed Solutions Engineering Division, and its management, technical and administrative personnel are included in Laptop Solutions-California's operating expenses for 1996.

  The following discussion of the comparison of the results of operations have been adjusted to annualize the results of operations for 1995, while 1996 is actual. Repair sales decreased 20% in 1996 to $175,600 from annualized sales of $219,048 in 1995. Solutions Engineering Division completed a project in the fourth quarter of 1996 with revenue of $256,188, or 59% of Laptop Solutions-California's total revenue for 1996. Cost of sales increased $164,708 in 1996 primarily as a result of sales by Solutions Engineering Division. Operating and other expenses increased 21% primarily as a result of increased salaries and related payroll expenses of the Solutions Engineering Division.

  C.    ACQUISITION AND OPERATIONS OF NB ENGINEERING, INC.

  The Company entered into the custom digital video compression and multimedia development services businesses through the acquisition of NB Engineering, Inc. on May 31, 1995.

   NB Engineering's results of operations for twelve months ended November 30, 1996 and six months ended November 30, 1995 are summarized below. For pro forma presentation purposes, the Annualized Percentage Changes shown in the table below calculates the percentages for fiscal 1995 by annualizing the 1995 six months' actual amounts.

                                   Twelve          Six              Annualized
                                   months         months      Change  Change
                                    1996           1995         (%)     (%)
                                 -----------    -----------    ----     ---

Sales ........................   $ 1,129,128    $ 1,471,298    (23.3)%  (62)%

Cost of sales
(exclusive of depreciation
and salaries) ................       234,967        676,768    (65.3)%  (83)%
                                 -----------    -----------

Gross Profit .................       894,161        794,530    12.5 %   (44)%

Operating &
  Other Expenses .............     1,688,544      1,266,895    33.3 %   (33)%

Net Income Before
  income taxes ...............   $  (794,383)   $  (472,365)  (68.2)%   (16)%
                                 ===========    ===========


SALES: Hardware integration sales in fiscal 1996 were $218,715, a decline of 85% from NB Engineering's 1995 annualized sales, as rapid changes in technology reduced demand for the product. Engineering sales in 1996 were $353,415, a decline of 56% from the 1995 annualized 1995 sales. The decline in hardware integration sales were primarily responsible for the decline in engineering sales. Compression sales in 1996 were $556,998, a decline of 23% from annualized 1995 sales primarily because the unit volume of compression sales measured in minutes of data compression decreased 3% in 1996 from annualized 1995 sales while competitive pricing resulted in a decrease of price per minute of data compression in 1996. NB Engineering, during fiscal 1996, changed the direction and focus of its business from hardware integration and engineering services to digital video compression, including DVD, and multimedia development services. (see Item 1. Description of Business - Multimedia Services.) The decline in hardware integration and engineering business and the consequent change of business focus are the primary causes for the decline in sales for fiscal 1996.

COST OF SALES: Cost of sales in 1996 decreased 83% from the annualized 1995 cost of sales as a result of the decline of hardware integration and engineering sales, as well as the overall decline in revenues.

OPERATING AND OTHER EXPENSES: Operating and other expenses of $1,688,544 declined 33% from the annualized 1995 expenses. The decline was primarily a result of the decline in sales and a related reduction in variable expenses, including salaries, commissions, payroll taxes, health insurance telephone, bad debts and telephone expense that amounted to $898,820 in 1996, or a 48% decline from annualized fiscal 1995. All other operating expenses decreased 12% in fiscal 1996 from annualized 1995 amounts.

D. ENHANCED SERVICES COMPANY, INC., ACQUISITION OF OFFICE BUILDING IN HOUSTON, TEXAS

  The Company, on May 31, 1995, acquired an office building in Houston, Texas. Results of operations related to the office building for twelve months ended November 30, 1996 and six months ended November 30, 1995 are summarized below. For pro forma presentation purposes, the Annualized Percentage Changes shown in the table below calculates the annualized percentage for fiscal 1995 by annualizing the 1995 six months' actual amounts.


                            Twelve          Six                     Annualized
                            months         months        Change       Change
                             1996           1995           (%)         (%)
                           ---------      ---------      -------       ---
Rental Income ...........  $ 219,018      $  66,079      231.5 %       66%

Cost of Building
   Operations ...........    268,400        114,454      134.5 %       17%
                           ---------      ---------

Net Income,
before income taxes .....  $ (49,382)     $ (48,375)      (2.1)%       49%
                           =========      =========

  Laptop Solutions-Texas uses a portion of the building for its offices and warehouse facilities. Certain additional office space is leased to other tenants. As of the end of 1995, the vacancy rate was approximately 50%. Leases signed during the third and fourth quarters reduced the vacancy rate to 17% at the end of 1996. The increase from 1995, on an annualized basis, in revenue of 66% and the related increase in cost of operating the building of 17% are the result of increased occupancy. Laptop Solutions-Texas was charged a market rate for its office and warehouse space by the Company in the amounts of $104,000 for the year 1996 and $26,000 for 1995 and are included in Rental Income. Management believes that, attributing a market rental rate charge to Laptop Solutions-Texas, the building should break-even at the present level of occupancy.

LIQUIDITY AND CAPITAL RESOURCES

      At November 30, 1996, the Company had stockholders' equity totaling $1,722,857 as compared to $2,524,708 at November 30, 1995, a decrease of $801,851. This decrease resulted from a net loss of $1,070,064, the issuance of 1,940 shares of stock valued at $1,213, the exercise of 89,000(post-split) warrants for a cash consideration of $143,100 and a discount on warrants granted of $123,900 during the twelve month period ended November 30, 1996. The Company's working capital was $189,310 at November 30, 1996 as compared to $679,252 at November 30, 1995, a decrease of $489,942. This decrease was primarily the result of the net loss for the period and the utilization of the Company's working capital loan.

     The Company executed a working capital loan agreement in the amount of $500,000 on January 19, 1996 (amended as of June 1, 1996). The loan is due May 31, 1997 with interest paid monthly at 2% above the prime rate and is secured by accounts receivable and inventory. The Company borrowed $500,000 as of November 30, 1996.

     Effective December 31, 1996, the Company completed the minimum portion of a private offering of its 8.6% Cumulative Convertible Preferred Stock to investors. The closing resulted in gross proceeds to the Company of $800,000, and net proceeds of approximately $765,000.

     Management plans that income generated from operations, along with the private placement funds, will be sufficient to implement planned capital expenditures of approximately $150,000 and product development expenditures of approximately $250,000 during 1997 contribute to the financing of the Company's operations. NB Engineering, Laptop Solutions-Texas and -California plan to obtain purchase commitments during the first and second quarter of 1997 that will provide funds to finance their operations and repayment of the working capital loan. However, should the purchase commitments or new business not materialize, which can not be assured, additional funds will be required for operations and repayment of the working capital loan. Such funds will need to be provided through additional debt financing and/or equity capital, and there can be no assurance that such funds will be available, or, if available, on favorable terms.

ITEM 7. FINANCIAL STATEMENTS

                         ENHANCED SERVICES COMPANY, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       and

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           November 30, 1996 and 1995

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                           November 30, 1996 and 1995

                                Table of Contents

                                                                            PAGE

Report of Independent Certified Public Accountants                            18

Consolidated Financial Statements:

       Consolidated Balance Sheet                                             19

       Consolidated Statements of Operations                                  20

       Consolidated Statement of Changes in Stockholders'
        Equity                                                                21

       Consolidated Statements of Cash Flows                                  22

       Notes to Consolidated Financial Statements                             23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Enhanced Services Company, Inc.


We have audited the consolidated balance sheet of Enhanced Services Company, Inc. and Consolidated Subsidiaries as of November 30, 1996 and related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enhanced Services Company, Inc. and Consolidated Subsidiaries as of November 30, 1996 and the results of its operations, its changes in stockholders' equity and its cash flows for the two years ended November 30, 1996 and 1995 in conformity with generally accepted accounting principles.

                                    Schumacher & Associates, Inc.
                                    Certified Public Accountants
                                    12835 E. Arapahoe Road
                                    Tower II, Suite 110
                                    Englewood, CO 80112

January 14, 1997

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                                  BALANCE SHEET
                                November 30, 1996

Current Assets
       Cash in bank .............................................   $   156,432
       Inventory ................................................       551,603
       Accounts receivable, net of allowance
         for doubtful accounts of $42,863 .......................       992,379
       Other current assets .....................................       105,180
                                                                    -----------
         Total Current Assets ...................................     1,805,594

Property and equipment, net of accumulated
  depreciation of $505,650 (Notes 2 and 7) ......................     1,241,273
Goodwill net of accumulated amortization
  of $236,775 (Note 3) ..........................................       868,152
Other assets ....................................................        47,544
                                                                    -----------

Total Assets ....................................................   $ 3,962,563
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses ....................   $   861,279
       Notes payable, current portion (Note 7) ..................       698,960
       Mortgage payable, current portion (Note 7) ...............         9,229
       Other current liabilities ................................        46,816
                                                                    -----------
         Total Current Liabilities ..............................     1,616,284

Mortgage payable, net of current portion (Note 7) ...............       602,878
Other liabilities ...............................................        20,544
                                                                    -----------
       Total Liabilities ........................................     2,239,706

Commitments (Notes 3,4,5,6,7 and 9) .............................          --

Stockholders' Equity:
       Preferred stock - $.001 par value
         5,000,000 shares authorized, none
         issued and outstanding .................................          --
       Common stock - $.001 par value,
         15,000,000 shares authorized;
         1,103,174 shares issued and
         outstanding ............................................         1,103
       Additional paid-in capital ...............................     2,397,063
       Accumulated (deficit) ....................................      (675,309)
                                                                    -----------
       Total Stockholders' Equity ...............................     1,722,857
                                                                    -----------

Total Liabilities and Stockholders' Equity ......................   $ 3,962,563
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Years Ended November 30

                                                     1996              1995
                                                  -----------       -----------

Revenue:
     Sales .................................      $ 5,051,296       $ 6,210,996
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below) .............        1,758,255         2,790,515
                                                  -----------       -----------
        Gross Profit .......................        3,293,041         3,420,481
                                                  -----------       -----------

Operating Expenses
     Salaries ..............................        2,071,278         1,706,275
     Bad debts .............................           35,170           123,327
     Advertising ...........................          189,090           182,412
     Rent ..................................          181,714           117,035
     Amortization of goodwill ..............          157,848            78,926
     Depreciation ..........................          274,600           180,405
     Other operating expenses ..............        1,406,074         1,471,905
                                                  -----------       -----------
       Total Operating Expenses ............        4,315,774         3,860,285
                                                  -----------       -----------
Net Operating (Loss) .......................       (1,022,733)         (439,804)
                                                  -----------       -----------

Other Income (Expenses)
     Investment income .....................              695            20,888
     Interest expense ......................          (48,026)          (41,718)
                                                  -----------       -----------
       Total Other .........................          (47,331)          (20,830)
                                                  -----------       -----------

Net (Loss) .................................      $(1,070,064)      $  (460,634)
                                                  ===========       ===========

Net (Loss) per Share .......................      $     (1.01)      $      (.51)
                                                  ===========       ===========

Weighted Average Shares Outstanding ........        1,058,480           900,492
                                                  ===========       ===========

The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                From November 30, 1994 through November 30, 1996

                                                      Common Stock         Additional Retained Earnings/
                                                  ---------------------     Paid-in     Accumulated
                                                    Shares      Amount      Capital      (Deficit)        Total
                                                  ----------    -------    ----------   -----------    -----------
Balance at November 30, 1994 ..................    3,936,000    $ 3,936    $  655,822   $   855,389    $ 1,515,147

Common stock issued for cash ..................      277,332        277       293,473          --          293,750

Common stock issued for acquisition of NB
Engineering, Inc. .............................      855,596        856     1,175,589          --        1,176,445

Net (loss) for the year ended November 30, 1995         --         --            --        (460,634)      (460,634)
                                                  ----------    -------    ----------   -----------    -----------

Balance at November 30, 1995 ..................    5,068,928      5,069     2,124,884       394,755      2,524,708

Common stock issued ...........................        1,940          2         1,211          --            1,213

Reverse stock split ...........................   (4,056,694)    (4,057)        4,057          --             --

Common stock issued, exercise of warrants .....       89,000         89       266,911          --          267,000

Net (loss) for the year ended November 30, 1996         --         --            --      (1,070,064)    (1,070,064)
                                                  ----------    -------    ----------   -----------    -----------

Balance at November 30, 1996 ..................    1,103,174    $ 1,103    $2,397,063   $  (675,309)   $ 1,722,857
                                                  ==========    =======    ==========   ===========    ===========

     The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended November 30

                                                        1996            1995
                                                     -----------      ---------

Cash Flows from Operating Activities:
     Net (loss) ................................     $(1,070,064)     $(460,634)
     Adjustments to reconcile net
      income to net cash used
      in operating activities
         Depreciation and amortization .........         432,448        259,331
         (Decrease) in accounts payable
          and accrued expenses .................        (227,165)      (309,327)
         (Increase) decrease in accounts
          receivable ...........................        (306,555)       377,167
         (Increase) decrease in inventory ......          70,562       (146,215)
         (Increase) in income tax refund
          receivable ...........................         128,800       (128,200)
         Increase (decrease) in
          income taxes payable .................            --         (174,269)
         Other, net ............................          49,412       (151,999)
                                                     -----------      ---------

     Net Cash (Used in) Operating
      Activities ...............................        (922,562)      (734,146)
                                                     -----------      ---------

Cash Flows from Investing Activities:
     Disposition of investments ................            --          722,717
     (Purchases) of property and
      equipment ................................         (63,707)      (288,197)
                                                     -----------      ---------

     Net Cash Provided by (Used
      in) Investing Activities .................         (63,707)       434,520
                                                     -----------      ---------

Cash Flows from Financing Activities:
     Proceeds from notes payable ...............         665,000           --
     Principal payments on notes
      and mortgages payable ....................         (21,750)       (11,695)
     Common stock issued .......................         144,313        293,750
                                                     -----------      ---------

     Net Cash Provided by Financing
      Activities ...............................         787,563        282,055
                                                     -----------      ---------

(Decrease) in Cash .............................        (198,706)       (17,571)
Cash, Beginning of Period ......................         355,138        372,709
                                                     -----------      ---------
Cash, End of Year ..............................     $   156,432      $ 355,138
                                                     ===========      =========
Interest Paid ..................................     $    48,026      $  41,718
                                                     ===========      =========
Income Taxes Paid ..............................     $      --        $ 302,469
                                                     ===========      =========

Note: In addition, during the year ended November 30, 1995, the Company issued 855,596 (post-split 171,119) shares of its restricted common stock for the acquisition described in Note 1, and it assumed liabilities totaling approximately $1,212,000 as part of the acquisition of NB Engineering, Inc.

The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 1996 and 1995

(1)     GENERAL

(A)     NATURE OF OPERATIONS

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

        Effective May 31, 1995, NB Engineering, Inc. (NB), a wholly-owned subsidiary of ESC incorporated in Delaware, acquired substantially all of the assets and ESC assumed certain liabilities of NB Engineering, Inc., (NB) a privately held Maryland corporation. NB provides applications development and digital video compression services and sells related video and networking products. (See Note 3).

        The consolidated financial statements include the accounts of ESC, LSI, LCA and NB since May 31, 1995, the date of the acquisition of NB. All inter-company accounts and transactions have been eliminated. All references to the Company, refer to consolidated operations of ESC, LSI, LCA and NB.

(B)     SIGNIFICANT ACCOUNTING POLICIES

        (a)    REVENUE RECOGNITION

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

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                           November 30, 1996 and 1995

(B)     SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        (c)    PROPERTY AND EQUIPMENT

               Property and equipment are carried at cost less accumulated depreciation. The Company expenses maintenance costs and capitalizes significant betterments. Depreciation is provided over the estimated useful lives of the assets ranging from three to thirty-nine years using principally accelerated methods.

        (d)    PER SHARE INFORMATION

               The per share information is presented based upon the weighted average number of shares outstanding. The shares outstanding for purposes of computing per share information have been retroactively adjusted for the one-for-five reverse stock split.

        (e)    INVENTORY

               The Company's inventory consists principally of computer parts and is carried at the lower of cost or market. Cost is determined based on the average cost method. No general or administrative costs are allocated to inventory.

       (f)     PREFERRED STOCK

               The Articles of Incorporation of the Company authorize issuance of a maximum of 5,000,000 preferred shares and vests the Board of Directors with authority to divide the class of preferred shares into series and fix and determine the relative rights and preferences of the shares of any such series at a future date. As of November 30, 1996 no preferred shares have been issued.

       (g)     CONCENTRATION OF CREDIT RISK

               Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to various business and entities, principally in the U.S.A. The Company does not require collateral for its accounts receivable.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                           November 30, 1996 and 1995

(B)    SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       (h)     CASH AND CASH EQUIVALENTS

               Cash and cash equivalents include cash accounts in banks and short-term securities held with a brokerage company.

       (i) USE OF ESTIMATES AND ASSUMPTIONS IN THE PREPARATION OF FINANCIAL STATEMENTS

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

       (j)     ADVERTISING COSTS

               Advertising costs are expenses as incurred.

(2)    PROPERTY AND EQUIPMENT

       As of November 30, 1996 the Company's property and equipment is summarized as follows:

                 Office building and land         $   778,341
                 Furniture and equipment              968,582
                                                  -----------
                                                    1,746,923

                 Accumulated depreciation            (505,650)
                                                  -----------
                                                  $ 1,241,273
                                                  ===========

       Depreciation is provided over the estimated useful lives of the assets ranging from three to seven years on furniture and equipment using principally accelerated methods and over 39 years on the straight-line method for the office building.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                           November 30, 1996 and 1995

(3)     BUSINESS COMBINATION

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

        The following table shows the approximate allocation of the purchase price assets:

             Inventory ..............................   $  152,000
             Accounts receivable ....................      470,000
             Property and equipment .................      655,000
             Goodwill ...............................    1,105,000
             Other assets ...........................       58,000
                                                        ----------
                                                        $2,440,000
                                                        ==========

             Liabilities assumed ....................    1,212,000
             Common stock issued ....................    1,176,000
             Acquisition expenses incurred ..........       52,000
                                                        ----------
                                                        $2,440,000
                                                        ==========

        Assets and liabilities acquired or assumed were recorded at estimated fair value at May 31, 1995, the date of acquisition.

        The amount assigned to the common stock was $1,176,445 ($1.375 per share pre-split) approximately one half the market trading price of the Company's common stock as of May 31, 1995. This value was used due to the large number of shares and their restrictive nature.

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

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                           November 30, 1996 and 1995

(4)     OPTIONS AND WARRANTS OUTSTANDING

        The Company has granted certain stock options to employees, consultants and directors of the Company. As of November 30, 1996, options to acquire an aggregate of 114,500 shares of common stock were outstanding, of which options to acquire 100,750 shares were currently exercisable. The exercise prices for these options ranges from $2.50 to $9.15. Certain options are subject to vesting provisions. During the year ended November 30, 1995, 29,300 (post-split) options were granted at an exercise price of $9.15 per share and 8,000 (post-split) granted at an exercise price of $9.15 per share. The options have not been taken into consideration when determining earnings per share, since exercise of these options would be anti-dilutive. Approximately 6,826 (post-split) options were exercised during the year ended November 30, 1995 at an exercise price of approximately $2.50 per share. Outstanding options expire at various dates through the year 2002.

(5)     OPERATING LEASES

        The Company leases or rents various equipment and facilities. Future commitments under these operating leases, with leases terms exceeding twelve months total approximately:

               Year ending November 30:
                      1997                                $ 64,853
                      1998                                  46,129
                      1999                                   1,061
                      2000                                     150

(6)     CONSULTING AGREEMENT

        Effective March 13, 1995, the Company entered into a consulting and warrant compensation agreement with Creative Business Strategies, Inc.
        (CBS) a Colorado corporation. CBS agreed to perform certain consulting services for the Company for a one year period. As consideration for these services, the Company issued 343,000 (pre-split) common stock purchase warrants to CBS. These warrants are exercisable for a one year period which commenced March 13, 1995 as follows:

               100,000 (pre-split) exercisable at $1.00 per share 143,000 (pre-split) exercisable at $1.25 per share 100,000 (pre-split) exercisable at $1.50 per share

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                           November 30, 1996 and 1995

(6)     CONSULTING AGREEMENT, CONTINUED

        The warrants were registered pursuant to an S-8 filing with the Securities and Exchange Commission during March, 1995. No compensation expense was recorded in the financial statements related to these warrants since the exercise prices were equal to or greater than market value at the time of grant and the exercise period was for only one year.

        During the year ended November 30, 1995, 100,000 (pre-split) warrants were exercised at $1.00 per share, 143,000 (pre-split) were exercised at $1.25 per share, and 100,000 (pre-split) warrants at $1.50 per share were unexercised and expired. During the year ended November 30, 1996 the Company granted 25,750 (post-split) options at $3.25 per share.

        During the year ended November 30, 1996, 210,000 (pre-split) warrants were issued to CBS with an exercise price of $.01 per share. In addition, the Company issued 335,000 (pre-split) warrants to CBS at $.60 per share. During the year ended November 30, 1996 the 210,000 (pre-split) warrants were exercised at $.01 per share and 235,000 (pre-split) warrants were exercised at $.60 per share. The remaining 100,000 (pre-split) warrants were exercised subsequently during December, 1996. The difference between the exercise price of the warrants issued during the year ended November 30, 1996 and the market value of the shares amounting to $123,900 is being amortized as an expensed consulting fee over the twelve month term of the CBS agreement. The president of CBS is a cousin of the president of the Company.

        (7)    NOTES AND MORTGAGES PAYABLE

        As of November 30, 1996 the Company has a mortgage note payable totaling $612,107, collateralized by the office building and land. Monthly payments including principal and interest at 12% per annum amount to $6,849. Included in notes payable is $75,000 payable to an entity affiliated with the Company's president. This amount was loaned to the Company in November, 1996 and repaid subsequent to November 30, 1996. This balance payable had no written repayment terms and was uncollateralized. Also, included in notes payable is $623,960 of various notes payable to a bank and other entities. These notes bear interest at rates which average approximately 10% per annum and are collateralized by various equipment and accounts receivable. All of the notes payable other than the mortgage note payable mature during the year ended November 30, 1996. Principal payments due on the mortgages and notes payable are summarized as follows:

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                           November 30, 1996 and 1995

(7)     NOTES AND MORTGAGES PAYABLE, CONTINUED

               Year ending November 30,
                       1996                    $ 56,010
                       1997                      77,237
                       1998                      10,503
                       1999                      11,836
                       2000                     579,719
                                               --------
                          Total                $735,305
                                               ========

        In June, 1996 the Company issued options for 10,000 (post-split) shares of the Company's stock with an exercise price of $4.00 per share expiring May 31, 2000, as additional consideration for a loan the Company received.

(8)     INCOME TAXES

        The Company has net operating loss carryovers of approximately $675,000 expiring in the year 2011. As of November 30, 1996 the Company has total deferred tax assets of approximately $135,000 due to the operating loss carryovers. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $135,000 therefore, no tax assets have been recorded in the financial statements as of November 30, 1996.

(9)     SUBSEQUENT EVENT

        Subsequent to November 30, 1996, the Company received gross proceeds of $800,000 related to a private placement securities offering. The offering consisted of units of 500 shares of 8.6% cumulative preferred stock at $100.00 per share. The units were sold for $50,000 per unit. Each share of preferred will automatically convert into 22 shares of $.001 par value common stock on the second anniversary of the closing. The Company has outstanding an offering of an additional $700,000 of units with the same terms.

        The following summary gives effect to the $800,000 private placement as if this transaction had occurred on November 30, 1996:

                Total assets                          $4,730,109

                Total stockholders' equity            $2,490,403

        Offering costs related to this private placement totaled $32,454.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    During the Company's two most recent fiscal years, it has not changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS.

    The directors, executive officers and key employees of the Company are as follows:

                    NAME             AGE                 POSITION
           ---------------------- --------- -----------------------------------

                                            President, Chief Executive
                                            Officer and director of the
                                            Company and Laptop Solutions,
                                            Inc., and director of NB
           Kenneth M. Duckman        44     Engineering, Inc.

                                            Secretary and Director of the
           Bertram Pariser,                 Company, Laptop Solutions, Inc.,
           Ph.D.                     56     and NB Engineering, Inc. (1)(2)

                                            Director of the Company and
           John Meaney               47     Laptop Solutions, Inc.(1)(2)

                                            Director of the Company and
           Michael Bernard           44     Laptop Solutions, Inc.(1)(2)

                                            President, NB Engineering, Inc.
                                            and director of the Company and
           Ralph LaBarge             41     NB Engineering, Inc.

                                            Chief Financial Officer and
                                            Treasurer of the Company and
           Robert Smith              57     Laptop Solutions, Inc.

----------
    (1)    Member of the Compensation Committee.
    (2)    Member of the Stock Option Committee.

    MR. KENNETH M. DUCKMAN has been President and Chief Executive Officer and a director of the Company since September, 1992. Mr. Duckman has been Chairman of the Board, President and Chief Executive Officer of Laptop Solutions, Inc. since its inception in February, 1991, and a director of NB Engineering since June 1995. Mr. Duckman was the founder of LTC Technologies, Inc., d/b/a Source One Systems (field automation technology specialists) and served as its President from December, 1984 to February, 1991. In February, 1990, LTC was acquired by Spectrum Information Technologies, Inc. (diversified technology), and from February, 1990 to January, 1991 Mr. Duckman served as a member of its Board of Directors and as vice-president of Corporate Development.

    DR. BERTRAM PARISER has been a director of the Company and Laptop Solutions, Inc. since May, 1993, and Secretary of the Company and LSI since December, 1993. In June, 1995 he became a director and secretary of NB Engineering, Inc. Since 1966, he has been the President of M.I.T.C.U. Corporation, which provides consultation to investment banking firms and private clients. Since 1991, Dr. Pariser has also been a member of the faculty at Technical Career Institutes, in the department of electronic engineering technology, lecturing in physics. Dr. Pariser earned a B.S. degree from M.I.T. in 1961 and an M.S. and Ph.D. in electrical engineering from Columbia University in 1963 and 1965, respectively. Dr. Pariser is a cousin of Mr. Duckman.

    MR. JOHN MEANEY has been a director of the Company and LSI since December, 1993. From 1972 to 1986, Mr. Meany served in a variety of sales and management positions with IBM. From 1986-1988, he served as Director of Product Marketing at NYNEX Business Centers in Atlanta, GA. As a Director of the Southern Region for Toshiba from 1988 to 1992, Mr. Meaney had responsibility for building the region to the leading producer for Toshiba. From 1992 to 1996, Mr. Meaney served as Vice-President and General Manager of for the Panasonic Personal Computer Company and, since 1996, is currently the Vice-President of Sales for Olicom, Inc. Mr. Meaney earned his BA in Economics from the University of Notre Dame in 1968 and his MBA in Marketing and Finance from Long Island University and Fairleigh Dickenson University in 1982.

    MR. MICHAEL BERNARD has been a director of the Company and LSI since March, 1993. Mr. Bernard is currently the President and CEO of a start-up software company, MindMap Software Corporation. Prior to this, he was a consultant in the field of international marketing and distribution for high technology communications and computer products. From 1991 through 1992, Mr. Bernard was Vice-President, International Sales and Marketing, for Portable Products at U.S. Robotics, Inc. (computer modems). Prior to its acquisition by U.S. Robotics, Inc., Mr. Bernard was the co-founder of Touchbase Systems, Inc. (modem and communication products), serving as Director of International Sales and Marketing from 1985.

    MR. RALPH LABARGE has been a director of the Company since June, 1995. Since founding NB Engineering, Inc. in January, 1985, Mr. LaBarge has served as its President and Chief Technical Officer. Mr. LaBarge has a bachelors degree in Electrical Engineering from the University of Delaware, a masters degree in Computer Science from Johns Hopkins University and a masters degree in Electrical Engineering from Johns Hopkins University. Prior to his employment with the Company, Mr. LaBarge served as a Principal Engineer for HRB-Singer, Inc. A State College, PA based defense contractor.

    MR. ROBERT SMITH has been Chief Financial Officer of Laptop Solutions, Inc. since October 1993. Prior to Laptop Solutions, Inc., Mr. Smith served as President of Horizon Computer Resources, Inc., a full service consulting and automation advisory firm, since 1986. Prior to founding Horizon, Mr. Smith served as Chief Financial Officer of Lynn Elliott Company (1980-1986), a diversified holding company with 19 subsidiaries in the petrochemical industry. From 1960 to 1980, Mr. Smith was a certified public accountant in public accounting practice. Mr. Smith received his BS in Accounting from Mississippi State University in 1961 and his CPA license in 1970.

BOARD MEETINGS AND COMMITTEES

    The Board of Directors of the Company held formal six meetings during the fiscal year ended November 30, 1996. Each Director other than Michael Bernard and John Meany attended in person (or participated by telephone in) more than 75% of the total number of Board of Directors' meetins held during the last fiscal year. The Board of Directors has no standing audit or nominating committees. The Board has a Compensation Committee to assist it in reviewing the compensation levels of officers and directors of the Company, including all stock option grants made under the Company's Incentive Stock Option Plan. Its members are Michael Bernard, John Meaney and Bertram Pariser.

COMPENSATION OF DIRECTORS

    Directors do not receive a salary for their services as directors, although they are reimbursed for expenses incurred in attending Board meetings. The Company has granted its directors non-qualified stock options in consideration of their services to the Company. In the last fiscal year the Company granted options for a total of 6,000 shares of its Common Stock to three directors.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth all compensation paid to the Company's President and Chief Executive Officer during the last three fiscal years. The Company had no executive officer as of November 30, 1996 who earned in excess of $100,000 in compensation during the fiscal year then ended.

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation     Long-Term Compensation
                              -------------------------  -----------------------
                              Fiscal                                 All Other
Name and Principal Position    Year   Salary     Bonus   Options   Compensation
---------------------------   ------  -------   -------  -------  --------------
Kenneth M. Duckman             1996   $70,000     $-0-     -0-           *
President and                  1995   $90,000      -0-     -0-           *
Chief Executive Officer        1994   $60,000    6,000   39,000          *

--------------

    *   Constitutes less than 10% of annual compensation.

STOCK OPTIONS

    No options were granted to the Company's President and Chief Executive Officer during the fiscal year ended November 30, 1996.

    The following table sets forth information concerning options exercised during the fiscal year ended November 30, 1996 and the number of unexercised options held by the Company's above named executive officer at the end of such fiscal year:

                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                   AND FISCAL YEAR-END OPTION VALUES

                                                                                   Value of
                                                      Number of                   Unexercised
                                                     Unexercised                 in-the-Money
                         Shares        Value          Options at                  Options at
                       Acquired of   Realized          FY-End(#)                   FY-End($)
NAME                   EXERCISE(#)       $     EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)
-------------------- --------------- --------- -------------------------- ----------------------------
Kenneth M. Duckman         -0-          -0-              7,800                      $32,214
-------------------- --------------- --------- -------------------------- ----------------------------

--------------------------

(1) Based on the average high/low bid/ask prices of the Company's Common Stock as reported by the National Quotations Bureau, the fair market value of its Common Stock as of its fiscal year ended November 30, 1996 was $6.63 per share.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS.

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 12, 1997 by (i) each shareholder who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director of the Company, and (iii) all directors and officers of the Company as a group.

                                       AMOUNT AND NATURE        PERCENTAGE OF
 NAME AND ADDRESS(1)                OF BENEFICIAL OWNERSHIP   CLASS OUTSTANDING
 --------------------------------- ------------------------- -------------------

 Kenneth M. Duckman                         640,443 (2)(3)         60.6%

 Ralph LaBarge
 NB Engineering, Inc.
 2110 Priest Bridge Drive
 Crofton, MD 21114                           86,470 (4)             8.2%

 Bertram Pariser, Ph.D.                      10,000 (5)              *

 Michael Bernard                             14,500 (6)             1.2%

 John Meaney                                  7,000 (7)              *

 All Directors and Executive
 Officers as a Group (6 Persons)            770,913 (8)            69.9%

-------------------

*   Constitutes less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Enhanced Services Company, Inc., 16000 Barkers Point Lane, Houston, Texas 77079.

(2) Includes 47,667 shares of Common Stock held by a charitable trust for which Mr. Duckman is co-trustee.

(3) Includes 7,800 shares underlying stock options for which Mr. Duckman has the right to acquire.

(4) Includes 2,000 shares underlying stock options for which Mr. LaBarge has the right to acquire.

(5) Includes 10,000 shares underlying stock options for which Dr. Pariser has the right to acquire.

(6) Includes 8,000 shares underlying stock options for which Mr. Bernard has the right to acquire.

(7) Includes 7,000 shares underlying stock options for which Mr. Meaney has the right to acquire.

(8) In addition to those shares set forth in Notes (2) through (8) above, also includes 12,500 shares underlying stock options for which one executive officer has the right to acquire.

ITEM 12.  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

On March 13, 1995 the Company entered into an agreement (the "Agreement") with Creative Business Strategies, Inc. ("CBS"), a beneficial holder, on the exercise of warrants granted pursuant thereto, of 9.1% of the Company's outstanding Common Stock. The president of CBS is a cousin of the president of the Company. Pursuant to the Agreement, CBS is to provide consulting services to the Company for an initial term of one year. As consideration for all services to be rendered by CBS under the Agreement, the Company issued to CBS Common Stock purchase warrants exercisable to purchase, in the aggregate 100,000 (pre-split) shares of the Company's Common Stock at $1.00 per share, 143,200 (pre-split) shares at $1.25 per share and 100,000 (pre-split) shares at $1.50 per share. The warrants to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share was not exercised and expired on March 12, 1996.

On April 8, 1996 the Company entered into an agreement (the "96Agreement") with Creative Business Strategies, Inc. ("CBS"), a beneficial holder, on the exercise of warrants granted pursuant thereto, of 10.4% of the company's outstanding Common Stock. Pursuant to the Agreement, CBS is to provide consulting services to the Company for an initial term of one year. As consideration for all services to be rendered by CBS under the Agreement, the Company issued to CBS Common Stock purchase warrants exercisable to purchase, in the aggregate 42,000 (post-split) at $.05 per share, and 67,000 (post-split) shares at $3.00 per share. During the year ended November 30, 1996 the 42,000 (post-split) warrants were exercised at $.05 per share and 47,000 (post-split) warrants were exercised at $3.00 per share. The remaining 20,000 (post-split) warrants were exercised subsequently during December, 1996. The difference between the exercise price of the warrants issued during the year ended November 30, 1996 and the market value of the shares amounting to $123,900 is being amortized as an expensed consulting fee over the twelve month term of the CBS agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

    The following Exhibits are filed as part of this Registration Statement pursuant to Item 601 of Regulation S-B:

            EXHIBIT NO.                     TITLE

*           3.1      Amended and Restated Articles of Incorporation

**          3.2      Articles of Amendment to Articles of Incorporation

***         3.2      By-Laws

***         4.0      Specimen Certificate of Common Stock

****        4.1      Copy of Company's Amended Stock Incentive Plan

***        10.1      Copy of signed Stock Transfer Agent Agreement

*****      10.2      Agreement to Exchange Stock, dated as of September 30, 1992

*****      10.3      First Amendment to Agreement to Exchange Stock, dated as
           of October 30, 1992

* Incorporated by reference from the Company's Form 10-KSB for its fiscal year ended November 30, 1994, and filed with the Commission on or about February 28, 1994.

** Incorporated by reference from the Company's report on Form 8-K as filed with the Commission on February 7, 1997, as amended under cover of Form 8-K/A, filed with the Commission on, February 11, 1997

*** Incorporated by reference from the Company's Registration Statement on Form S-18, SEC Registration No. 33-20399-D.

**** Incorporated by reference from the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on or about March 30, 1994.

***** Incorporated by reference from the Company's report on Form 8-K as filed with the Commission on October 15, 1992, as amended under cover of Form 8, filed with the Commission on November 13, 1992, and as further amended under cover of Form 8, filed with the Commission on December 2, 1992.

CURRENT REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed by the Company during the last quarter of its fiscal year ended November 30, 1996.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENHANCED SERVICES COMPANY, INC. (Registrant)


   Date: February 26, 1997         By /s/ KENNETH M. DUCKMAN
                                    Kenneth M. Duckman, President
                                    and Chief Executive Officer

   Date: February 26, 1997         By /s/ ROBERT SMITH
                                    Robert Smith, Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date: February 26, 1997          /s/ KENNETH M. DUCKMAN
                                        Kenneth M. Duckman, Director

   Date: February 26, 1997          /s/ MICHAEL BERNARD
                                        Michael Bernard, Director

   Date: February 26, 1997          /s/ RALPH LABARGE
                                        Ralph LaBarge, Director

   Date: February 26, 1997          /s/ JOHN MEANEY
                                        John Meaney, Director

   Date: February 26, 1997          /s/ DR. BERTRAM PARISER
                                        Dr. Bertram Pariser, Director