Form 10QSB
period 1997-02-28
ENHANCED SERVICES CO INC
filed 1997-04-21
CIK 830489

FORM 10-Q - Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the period ended FEBRUARY 28, 1997

                                       or

[_] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.

            For the transition period from __________ to __________


                       Commission File Number 33-20399-D

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

                   [ ] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 1997, Registrant had 1,123,174 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX

                                                                          PAGE
                                                                         NUMBER

Part I.     Financial Information

      Item I.
                Financial Statements
                  Consolidated Balance Sheets as of February
                    28, 1997 (Unaudited) and November 30, 1996 ..........   2

                  Consolidated Statements of Operations, Three
                    Months Ended February 28, 1997 and
                    February 29, 1996 (Unaudited) .......................   3

                  Consolidated Statements of Changes in Stock-
                    holders' Equity from November 30, 1996
                    through February 28, 1997 (Unaudited) ...............   4

                  Consolidated Statements of Cash Flows,
                    Three Months Ended February 28, 1997 and
                    February 29, 1996 (Unaudited) .......................   5

                  Notes to Consolidated Financial Statements ............   6

      Item 2
                Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations ..........................................   8

Part II.  Other Information .............................................  14

      Exhibit 27  - Financial Data Schedule .............................  16

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                 FEBRUARY 28      NOVEMBER 30
                                                                    1997             1996
                                                                  -----------    -----------
Current Assets
      Cash in bank ............................................   $   814,239    $   156,432
      Inventory ...............................................       700,546        551,603
      Accounts receivable, net of allowance
        for doubtful accounts .................................       730,089        992,379
      Other current assets ....................................        84,166        105,180
                                                                  -----------    -----------
        Total Current Assets ..................................     2,329,040      1,805,594

Property and equipment, net of accumulated
  depreciation ................................................     1,205,290      1,241,273
Goodwill, net of accumulated amortization .....................       828,689        868,152
Other assets ..................................................        46,432         47,544
                                                                  -----------    -----------

Total Assets ..................................................   $ 4,409,451    $ 3,962,563
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses ...................   $   753,920    $   861,279
      Notes payable, current portion ..........................       542,708        698,960
      Mortgage payable, current portion .......................         9,500          9,229
      Other current liabilities ...............................        15,156         46,816
                                                                  -----------    -----------
        Total Current Liabilities .............................     1,321,284      1,616,284

Notes payable, net of current portion .........................        30,008           --
Mortgage payable, net of current portion ......................       600,586        602,878
Other liabilities .............................................        20,544         20,544
                                                                  -----------    -----------
      Total Liabilities .......................................     1,972,422      2,239,706
                                                                  -----------    -----------

Stockholders' Equity:
      Preferred stock - $.001 par value
        5,000,000 shares authorized
        8,000 issued and outstanding
        (liquidation preference of $800,000) ..................             8           --
      8.6% cumulative preferred
      Common stock - $.001 par value,
        1,123,174 shares authorized;
        5,068,928 shares issued and
        outstanding ...........................................         1,123          1,103
      Additional paid-in capital ..............................     3,224,581      2,397,063
      Accumulated (deficit) ...................................      (788,683)      (675,309)
                                                                  -----------    -----------
        Total Stockholders' Equity ............................     2,437,029      1,722,857
                                                                  -----------    -----------

Total Liabilities and Stockholders' Equity ....................   $ 4,409,451    $ 3,962,563
                                                                  ===========    ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                             Three Months Periods Ended
                                     (Unaudited)

                                                 February 28,       February 29,
                                                      1997              1996
                                                  -----------       -----------
Revenue:
    Sales ..................................      $ 1,567,624       $ 1,274,048
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below) ..............          605,490           546,142
                                                  -----------       -----------
       Gross Profit ........................          962,134           727,906
                                                  -----------       -----------
Operating Expenses:
    Salaries ...............................          534,274           533,815
    Advertising and promotion ..............           47,662            68,924
    Contract services ......................           14,449            41,528
    Rent ...................................           80,769            80,338
    Travel and entertainment ...............           24,584            22,316
    Depreciation ...........................           51,626            73,846
    Other operating expenses ...............          346,007           293,175
                                                  -----------       -----------
      Total Operating Expenses .............        1,099,371         1,113,942
                                                  -----------       -----------

Net Operating Income (Loss) ................         (137,237)         (386,036)
                                                  -----------       -----------

Interest expense ...........................          (21,517)           (3,854)
Other income ...............................           45,375            44,454
                                                  -----------       -----------
Net (Loss) .................................      $  (113,379)      $  (345,436)

Provision for preferred dividends ..........          (11,466)             --

Net (Loss) to Common Shareholders ..........      $  (124,845)      $  (345,436)
                                                  ===========       ===========
Net (Loss) Per Common Share ................      $      (.11)      $      (.34)
                                                  ===========       ===========
Weighted Average Common Shares
 Outstanding ...............................        1,123,174         1,013,786
                                                  ===========       ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                From November 30, 1996 through February 28, 1997
                                   (Unaudited)

                                        PREFERRED STOCK              COMMON STOCK           ADDITIONAL
                                   -------------------------   -------------------------     PAID-IN     ACCUMULATED
                                    NO./SHARES      AMOUNT      NO./SHARES     AMOUNT        CAPITAL      (DEFICIT)        TOTAL
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at November 30, 1996 ...          --     $      --       1,103,174   $     1,103   $ 2,397,063   $  (675,309)   $ 1,722,857

Common stock issued ............          --            --          20,000            20        59,980          --           60,000

Preferred stock issued,
 net of offering costs
 of $32,454 ....................         8,000             8          --            --         767,538          --          767,546

Net (loss) for the three
 month period ended
 February 28, 1997 .............          --            --            --            --            --        (113,374)      (113,374)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at February 28, 1997 ...         8,000   $         8     1,123,174   $     1,123   $ 3,224,581   $  (788,683)   $ 2,437,029
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Month Periods Ended
                                     (Unaudited)

                                                     FEBRUARY 28,   FEBRUARY 29,
                                                          1997           1996
                                                       ---------      ---------
Cash Flows from Operating Activities:
    Net (loss) ...................................     $(113,379)     $(345,436)
    Adjustments to Reconcile Net
     Income to Net Cash Used
     in Operating Activities
       Depreciation and amortization .............        91,089        113,308
       (Decrease) in accounts payable
        and accrued expenses .....................      (107,359)      (218,290)
       (Increase) decrease in accounts
        receivable ...............................       262,290       (130,453)
       (Increase) decrease in inventory ..........      (148,943)       102,149
       Other, net ................................        (9,529)        27,365
                                                       ---------      ---------
  Net Cash Provided by (Used in) Operating
     Activities ..................................       (25,831)      (451,357)
                                                       ---------      ---------
Cash Flows from Investing Activities:
    Purchases of property and
     equipment ...................................       (15,643)       (36,691)
    Decrease in other investments ................          --             --
                                                       ---------      ---------
  Net Cash (Used in) Investing
     Activities ..................................       (15,643)       (36,691)
                                                       ---------      ---------
Cash Flows from Financing Activities:
    Common stock issued ..........................        60,000           --
    Preferred stock issued .......................       767,546           --
    Proceeds from notes payable ..................          --          285,000
    (Repayment) of notes and mortgages
     payable .....................................      (128,265)       (16,021)
                                                       ---------      ---------
  Net Cash Provided by Financing
     Activities ..................................       699,281        268,979
                                                       ---------      ---------
Increase (Decrease) in Cash ......................       657,807       (219,069)
Cash, Beginning of Period ........................       156,432        355,138
                                                       ---------      ---------
Cash, End of Period ..............................     $ 814,239      $ 136,069
                                                       =========      =========
Interest Paid ....................................     $  21,517      $   3,854
                                                       =========      =========
Income Taxes Paid ................................     $    --        $    --
                                                       =========      =========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 28, 1997 and February 29, 1996

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

       The consolidated financial statements include the accounts of ESC and subsidiaries since acquisition or formation. All inter-company accounts and transactions have been eliminated.

(2)    UNAUDITED STATEMENTS

       The balance sheet as of February 28, 1997, the statements of operations and the statements of cash flows for the three month periods ended February 28, 1997 and February 29, 1996 and the statement of changes in stockholders' equity for the three month period ended February 28, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1997, and for all periods presented, have been made.

(3)    REVERSE STOCK SPLIT

       During May, 1996 the Company effected a one for five reverse stock split. All references to common stock in the financial statements have been retroactively adjusted.

(4)    STOCK ISSUE

       Effective December 31, 1996 the Company issued 8,000 preferred shares with gross proceeds to the Company of $800,000. The Company

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 28, 1997 and February 29, 1996

(4)    STOCK ISSUE, CONTINUED

       incurred offering costs of approximately $32,454 which were netted against the proceeds of the offering. The preferred stock has preference in liquidation to the extent of the $800,000 plus cumulative dividends of 8.6% per annum.

       Also effective December 31, 1996 the Company issued 20,000 shares of its common stock for $60,000 pursuant to the exercise of certain stock purchase rights.

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

     The Company's first fiscal quarter ended February 28, 1997 and the comparable quarter of 1996 are referred to in the discussions below as 1997 and 1996, respectively.

     The Company's consolidated results of operations and position for and as of the end of its three months ended February 28, 1997 and 1996 are summarized and discussed below:

                                                                         CHANGE
                                               1997           1996         %
                                           -----------    -----------    -----
  Sales ................................   $ 1,567,624    $ 1,274,048    23.0 %
  Cost of sales
  exclusive of depreciation
  and salaries) ........................       605,490        546,142     10.9%
                                           -----------    -----------    -----
  Gross Profit .........................       962,134        727,906     32.2%
  Operating &
      Other Expenses ...................     1,099,371      1,113,942     (1.3)%
                                           -----------    -----------    -----
  Net Operating Income .................      (137,237)      (386,436)    64.5%

  Interest Expense .....................       (21,517)        (3,854)   458.3%
  Other Income .........................        45,375         44,454     (2.1)%
                                           -----------    -----------    -----
  Net Income (Loss)
      before income taxes ..............   $  (113,379)   $  (345,436)    67.2%
  Provision for preferred dividends ....       (11,466)          --       --
                                           -----------    -----------    -----
  Net (Loss) to Common Shareholders ....   $  (124,845)   $  (345,436     63.9%
                                           ===========    ===========    =====

a.   OPERATIONS OF LAPTOP SOLUTIONS-TEXAS

     Laptop Solutions-Texas' results of operations for three months ended February 28, 1997 and 1996 are summarized and discussed below:

                                                                         CHANGE
                                              1997          1996           %
                                           ----------     ---------      -----
Sales ................................     $1,176,568     $ 941,338       25.0%
Cost of sales
    exclusive of depreciation
    and salaries) ....................        502,340       441,485       13.8%
                                           ----------     ---------      -----
Gross Profit .........................        674,228       499,853       34.9%

Operating &
    Other Expenses ...................        612,419       559,020        9.6%
                                           ----------     ---------      -----
Net Operating Income .................         61,809       (59,167)     204.5%
Other Income .........................         20,541        20,775       (1.1)%
                                           ----------     ---------      -----
Net Income (Loss)
    before income taxes ..............     $   82,350     $ (38,392)     314.5%
                                           ==========     =========      =====

SALES: Revenue from upgrade and enhancement sales increased $10,559 from $485,304 in 1996 to $495,863 in 1997, an increase of 2.2%, while the per unit revenue continues to decline as a result of competitive pressure. Revenue from Compatibility Plus(TM) sales, the removable hard disk pak that began shipping in the fourth quarter of 1996, amounted to $171,795 in 1997. Overall, revenues from warranty and non-warranty repair and contract maintenance increased $59,782, or 15.7%, from $380,727 in 1996 to $440,509 in 1997. Revenues from non-warranty repair and contract maintenance services decreased from $349,653 in 1996 to $256,429 in 1997, a decrease of $93,224 or 26.6%, while revenues from warranty repair increased $153,006 from $31,074 in 1996 to $184,080 in 1997, an increase of 492%, continuing the shift from non-warranty to warranty repair revenues; management believes that the trend is a result of certain manufacturers extending the warranty period to three years from one year. Revenues from asset management services decreased $11,663 to $34,500 in 1997 from $46,163 in 1996, a decrease of 25%.

COST OF SALES: Cost of sales of upgrade and enhancements services, as a percent of sales, increased 3.7% in 1997 to $203,826, an increase of $22,209 or 12.2% from $181,617 in 1996. Cost of sales of Compatibility Plus(TM) amounted to $87,550 in 1997. Cost of sales of repair services decreased $42,562 in 1997 to $170,175 from $212,737, a decrease of 20% as a result of fewer units being presented for repair than in 1996. All other direct cost of sales, primarily freight expense, decreased $6,342 to $40,789 in 1997 from $47,131 in 1996, a decrease of 13.5%, as a result of a new freight contract.

OPERATING AND OTHER EXPENSES: Salaries and related payroll cost in 1997 amounted to $350,496 as compared to $320,339 in 1996, an increase of 9.4%. Personnel and related cost increases were primarily due to the 25% increase in sales and additional administrative personnel. Other taxes, including property tax and State of Texas franchise tax increased $13,049 in 1997 to $16,348 from $3,010 in 1996. The increase was primarily a result of valuation increases by the local taxing authority. Advertising cost decreased $29,323 from $63,499 in 1996 to $34,176 in 1997, a decrease of 46%. The decrease in advertising was a result of management's decision to withhold advertising commitments pending completion of quality assurance on new products planned to be released in the second quarter of 1997. Computer expense increased $6,329 in 1997 to $13,548 from $7,219 in 1996, an increase of 88% as a result of increasing the computer network capacity and capabilities. Overhead allocation to Laptop Solutions-Texas from the Company increased from $32,159 in 1996 to $34,624 in 1997, an increase of $2,465 or 7.7%. The increase was primarily the result of interest on the credit line of $500,000, and professional fees of the Company. Laptop Solutions-Texas was charged a market rate for its office and warehouse space by the Company of $25,998 for 1997 and 1996, and such amounts are included in Operating and Other Expenses. Other operating expenses, included travel, telephone, and other general and administrative expenses, increased from $412,043 in 1996 to $452,398 in 1997, a increase of 9.8%, primarily as a result of increased sales.

b.   OPERATIONS OF LAPTOP SOLUTIONS-CALIFORNIA

     Laptop Solutions-California's results of operations for three months ended February 28, 1997 and 1996 are summarized and discussed below.

                                                                         CHANGE
                                              1997            1996        (%)
                                         ---------       ---------       -----
Sales .............................      $  73,840       $  72,295         2.1 %

Cost of sales
(exclusive of depreciation
and salaries) .....................         69,850          29,268       138.7 %
                                         ---------       ---------       -----
Gross Profit ......................          3,990          43,027       (90.7)%

Operating &
  Other Expenses ..................        119,000         104,371        14.0 %
                                         ---------       ---------       -----
Net Operating Net Income ..........       (115,010)        (61,344)      (87.5)%

Other Income ......................            665               0
                                         ---------       ---------       -----
Net Income (Loss)
  Before Taxes ....................      $(114,345)      $ (61,344)      (86.4)%
                                         =========       =========       =====


The Company in 1996 formed Solutions Engineering Division, and its management, technical and administrative personnel are included in Laptop
Solutions-California's operating expenses.

SALES: Repair and enhancement sales decreased 41% in 1997 to $42,930 from $72,295 1996. Sale of custom products amounted to $30,600 in 1997.

COST OF SALES: Cost of sales increased $40,582 in 1997, including $21,000 cost of sales for solution engineering products, to $69,850 from $29,268 in 1996, an increase of 138.7%. Cost of sales increased primarily as a result of sales of custom products.

OPERATING AND OTHER EXPENSES: Salaries and related payroll expenses increased $17,066 in 1997 to $80,589 from $63,523 in 1996, an increase of 26.9%. The increase was primarily related to increased staff of the Solutions Engineering Division. All other operating expenses decreased $6,141 to $25,386 in 1997 from $31,527 in 1966, a decrease of 19.5%, primarily as a result of decreased volume in repair and enhancement sales. The reduced glare and increased contrast and luminance LCD film application, marketed as ClairtyView(TM), began shipping in the last days of the quarter

c.   OPERATIONS OF NB ENGINEERING, INC.

     NB Engineering's results of operations for three months ended February 28, 1997 and 1996 are summarized and discussed below.

                                                                         CHANGE
                                           1997            1996           (%)
                                        ---------       ---------       --------
Sales ............................      $ 317,216       $ 258,863         22.5 %

Cost of sales
(exclusive of depreciation
and salaries) ....................         30,360          73,295        (58.6)%
                                        ---------       ---------       ------
Gross Profit .....................        286,856         185,568         54.6 %

Operating &
  Other Expenses .................        392,410         451,004        (13.0)%
                                        ---------       ---------       ------
Net Operating Income .............       (105,554)       (265,436)        60.2 %
Other Income .....................          4,702          38,016        (87.6)%
                                        ---------       ---------       ------
Net Income Before
  income taxes ...................      $(100,852)      $(227,420)        55.7 %
                                        =========       =========       ======

SALES: Engineering sales in 1997 increased $181,367 in 1997 to $196,837 from $15,470 in 1996, an increase of 1,172%. Increased demand for engineering services was primarily responsible for the increase. Compression sales in 1997 were $116,958, a decline of 19% from $144,474 in 1996. The decline was primarily the result of competitive pricing, resulting in a decrease in the price per minute of data compression. Hardware integration sales in 1997 were $2,074 as compared to $99,079 in 1996, as rapid changes in technology reduced demand for the product. NB Engineering, during fiscal 1996, changed the direction and focus of its business from hardware integration and engineering services to digital video compression, and multimedia development services, including DVD authoring.

COST OF SALES: Cost of sales in 1996 decreased 83% from $73,295 in 1996 to $30,360 in 1997 as a result of the decline in hardware integration sales.

OPERATING AND OTHER EXPENSES: Operating and other expenses of $392,410 in 1997 declined 13% from $451,004 in 1996. Salaries declined $60,686 to $175,748 in 1997 from $236,434 in 1996, a decrease of 25.7% as a result of the decline in hardware sales. All other operating expenses increased 1% to $216,662 in 1996 from $214,570 in 1996.

D. ENHANCED SERVICES COMPANY, INC., ACQUISITION OF OFFICE BUILDING IN HOUSTON, TEXAS

  The Company, on May 31, 1995, acquired an office building in Houston, Texas. Results of operations related to the office building for three months ended February 28, 1997and 1996 are summarized and discussed below.

                                                                        CHANGE
                                            1997           1996           (%)
                                          -------       --------        --------
Rental Income .....................       $82,946       $ 55,542          49.3 %

Cost of Building
  Operations ......................        63,479         79,927        (20.6) %
                                          -------       --------        --------
Net Income,
  before income taxes .............       $19,467       $(24,385)        179.8 %
                                          =======       ========        ========

     Laptop Solutions-Texas uses a portion of the building for its offices and warehouse facilities. Certain additional office space is leased to other tenants. Rental income increased $27,404 as a result of increased occupancy in 1997 to 83% from 50% in 1996. The decrease in cost of operating the building of 20.6% was the result of non-recurring maintenance in 1996. Laptop Solutions-Texas was charged a market rate for its office and warehouse space by the Company in the amounts of $26,000 for the year 1996 and 1997 and are included in Rental Income. Management believes that, attributing a market rental rate charge to Laptop Solutions-Texas, the building should continue to be a profitable investment.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1997, the Company had stockholders' equity totaling $2,437,029 as compared to

$1,722,857 at November 30, 1996, an increase of $714,172. The increase resulted from the closing a private placement of its cumulative preferred stock with net proceeds of $767,546 on December 31, 1996, the exercise of 20,000(post-split) warrants for a cash consideration of $60,000 and the net loss for the period of $113,379. The Company's working capital was $1,007,756 at February 28, 1997 as compared to $189,310 at November 30, 1996, a increase of $818,446. The increase was primarily the result of a private placement of its cumulative preferred stock with net proceeds of $767,546, the exercise of 20,000 (post-split) warrants for a cash consideration of $60,000 and the net loss for the period of $113,379.

     Management plans that income generated from operations, along with working capital, will be sufficient to implement planned capital expenditures of approximately $150,000 and product development expenditures of approximately $250,000 during 1997 contribute to the financing of the Company's operations. NB Engineering, Laptop Solutions-Texas and -California plan to obtain purchase commitments that will provide funds to finance their operations and repayment of the working capital loan. However, should the purchase commitments or new business not materialize, which can not be assured, additional funds will be required for operations and repayment of the working capital loan. Such funds will need to be provided through additional debt financing and/or equity capital, and there can be no assurance that such funds will be available, or, if available, on favorable terms.

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

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       ENHANCED SERVICES COMPANY, INC.



By ______________________________________           Date
        R. C. Smith, Treasurer