Form 10QSB
period 1997-05-31
ENHANCED SERVICES CO INC
filed 1997-07-21
CIK 830489

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended MAY 31, 1997

                                    or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from_______      to________

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

                         [   ] Yes    [   ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 1997, Registrant had 1,123,174 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
Part I.     Financial Information

      Item I.     Financial Statements

                  Consolidated Balance Sheets as of May 31,
                    1997 (Unaudited) and November 30, 1996                  2

                  Consolidated Statements of Operations Three
                    Months Ended May 31, 1997 and
                    May 31, 1996 (Unaudited)                                3

                  Consolidated Statements of Operations, Six
                    Months Ended May 31, 1997 and
                    May 31, 1996 (Unaudited)                                4

                  Consolidated Statement of Changes in Stock-
                    holders' Equity from November 30, 1996
                    through May 31, 1997 (Unaudited)                        5

                  Consolidated Statements of Cash Flows,
                    Three Months Ended May 31, 1997 and
                    May 31, 1996 (Unaudited)                                6

                  Consolidated Statements of Cash Flows,
                    Six Months Ended May 31, 1997 and
                    May 31, 1996 (Unaudited)                                7

                  Notes to Consolidated Financial Statements                8

      Item 2.     Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              9

Part II.  Other Information                                                 15

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                May 31       November 30
                                                                 1997            1996
                                                           -------------    -------------
Current Assets
      Cash in bank                                         $     307,858    $     156,432
      Inventory                                                  774,921          551,603
      Accounts receivable, net of allowance
        for doubtful accounts                                    765,458          992,379
      Other current assets                                        71,788          105,180
                                                           -------------    -------------
        Total Current Assets                                   1,920,025        1,805,594

Property and equipment, net of accumulated
  depreciation                                                 1,262,878        1,241,273
Goodwill, net of accumulated amortization                        789,227          868,152
Other assets                                                      77,524           47,544
                                                           -------------    -------------
Total Assets                                               $   4,049,654    $   3,962,563
                                                           =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                $     798,514    $     861,279
      Notes payable, current portion                             522,500          698,960
      Mortgage payable, current portion                            9,700            9,229
      Other current liabilities                                   13,748           46,816
                                                           -------------    -------------
        Total Current Liabilities                              1,344,462        1,616,284

Notes payable, net of current portion                             16,174                -
Mortgage payable, net of current portion                         598,114          602,878
Other liabilities                                                 20,544           20,544
                                                           -------------    -------------
        Total Liabilities                                      1,979,294        2,239,706
                                                           -------------    -------------
Stockholders' Equity:
      Preferred stock - $.001 par value
        5,000,000 shares authorized
        8,000 issued and outstanding,
        8.6% cumulative preferred
        (liquidation preference of $800,000)                           8                -
      Common stock - $.001 par value,
        15,000,000 shares authorized;
        1,123,174 shares issued and
        outstanding                                                1,123            1,103
      Additional paid-in capital                               3,224,581        2,397,063
      Accumulated (deficit)                                   (1,155,352)        (675,309)
                                                           -------------    -------------
        Total Stockholders' Equity                             2,070,360        1,722,857
                                                           -------------    -------------

Total Liabilities and Stockholders' Equity                 $   4,049,654    $   3,962,563
                                                           =============    =============

The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months       Three Months
                                                   Ended              Ended
                                                   May 31             May 31
                                                    1997               1996
                                              -------------     --------------
Revenue:
    Sales                                     $   1,525,846     $    1,278,246
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below)                       629,700            401,647
                                              -------------     --------------
       Gross Profit                                 896,146            876,599
                                              -------------     --------------
Operating Expenses
    Salaries                                        545,936            441,696
    Advertising and promotion                        76,959             41,566
    Contract services                                64,019             46,542
    Rent                                             87,218             79,978
    Travel and entertainment                         32,794             14,363
    Depreciation                                     56,917             66,371
    Other operating expenses                        382,997            289,170
                                              -------------     --------------
      Total Operating Expenses                    1,246,840            979,686
                                              -------------     --------------
Net Operating (Loss)                               (350,694)          (103,087)

Interest expense                                    (17,017)            (2,228)
Other income                                         29,713              7,932
                                              -------------     --------------
Net (Loss)                                    $    (337,998)    $      (97,383)
                                              =============     ==============
Provision for preferred dividends                   (17,200)                 -
                                              -------------     --------------
Net (Loss) to Common Shareholders               $  (355,198)    $      (97,383)
                                                ===========     ==============
Net (Loss) per Common Share                   $        (.32)    $          .10
                                              =============     ==============
Weighted Average Shares Outstanding               1,123,174          1,013,883
                                              =============     ==============

                                       3

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Six Months         Six Months
                                                   Ended              Ended
                                                   May 31             May 31
                                                    1997               1996
                                              -------------     --------------
Revenue:
    Sales                                     $   3,056,127     $    2,550,741
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below)                     1,211,770            947,788
                                              -------------     --------------
       Gross Profit                               1,844,357          1,602,953
                                              -------------     --------------
Operating Expenses
    Salaries                                      1,080,210            975,511
    Advertising and promotion                       124,621            110,491
    Contract services                                78,468             88,069
    Rent                                            167,987            160,314
    Travel and entertainment                         57,378             36,677
    Depreciation                                    108,543            140,217
    Other operating expenses                        729,004            576,970
                                              -------------     --------------
      Total Operating Expenses                    2,346,211          2,088,249
                                              -------------     --------------
Net Operating (Loss)                               (501,854)          (485,296)

Interest expense                                    (38,534)            (6,083)
Other income                                         89,011             48,530
                                              -------------     --------------
Net (Loss)                                    $    (451,377)    $     (442,849)
                                              =============     ==============
Provision for Preferred Dividends                   (28,666)                 -
                                                -----------       ------------
Net (Loss) to Common Shareholders               $  (480,043)      $   (442,849)
                                                ===========       ============
Net Income (Loss) per Common Share            $        (.43)    $          .44
                                              =============     ==============
Weighted Average Shares Outstanding               1,123,174          1,013,980
                                              =============     ==============

                                       4

The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   From November 30, 1996 through May 31, 1997
                                   (Unaudited)

                                        PREFERRED STOCK          COMMON STOCK            ADDITIONAL
                                     --------------------   -----------------------      PAID-IN      ACCUMULATED
                                     NO./SHARES   AMOUNT    NO./SHARES     AMOUNT        CAPITAL       (DEFICIT)        TOTAL
                                     ---------    -------   ----------    ---------    -----------    ----------    ----------
Balance at November 30, 1995......           -    $     -    1,103,174    $   1,103    $ 2,397,063    $ (675,309)    $1,722,857

Common stock issued...............           -          -       20,000           20         59,980              -        60,000

Preferred stock issued, net of
  offering costs of $32,454.......       8,000          8            -            -        767,538              -       767,546

Net (loss) for the six month
  period ended May 31, 1997.......           -          8            -            -              -      (480,043)     (480,043)
                                     ---------    -------   ----------    ---------    -----------    ----------    ----------
Balance at May 31, 1997...........       8,000    $     8    1,123,174    $   1,123    $ 3,224,581   $(1,155,352)    $2,070,360
                                     =========    =======   ==========    =========    ===========   ===========     ==========

    The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Three Months       Three Months
                                                   Ended              Ended
                                                   May 31             May 31
                                                    1997               1996
                                              -------------     --------------
Cash Flows from Operating Activities:
    Net (loss)                                $    (355,198)    $      (97,413)
    Adjustments to reconcile net
     loss to net cash used
     in operating activities
       Depreciation and amortization                 96,378            105,834
       Increase (decrease) in accounts
        payable and accrued expenses                 44,594               (932)
       Decrease in accounts receivable              (35,369)            18,554
       (Increase) in inventory                      (74,375)           (76,525)
       Decrease in income tax refund
        receivable                                        -            128,200
       Other, net                                   (31,592)            38,032
                                              -------------     --------------
Net Cash Provided by (Used in)
    Operating Activities                           (355,562)           115,750
                                              -------------     --------------
Cash Flows from Investing Activities:
    (Purchases) of property and
     equipment                                     (114,505)           (12,260)
                                              -------------     --------------
    Net Cash (Used in) Investing
     Activities                                    (114,505)           (12,260)
                                              -------------     --------------
Cash Flows from Financing Activities:
    (Repayment) from notes and
     mortgages payable                              (36,314)           (28,549)
    Common stock issued                                   -              1,213
                                              -------------     --------------
    Net Cash (Used in)
     Financing Activities                           (36,314)           (27,336)
                                              -------------     --------------
Increase (decrease) in cash                        (506,381)            76,154

Cash, Beginning of Period                           814,239            136,069
                                              -------------     --------------
Cash, End of Period                           $     307,858     $      212,223
                                              =============     ==============
Interest Paid                                 $      17,017     $       33,807
                                              =============     ==============
Income Taxes Paid                             $           -     $            -
                                              =============     ==============

The accompanying notes are an integral part of the financial statements.

         ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Six Months         Six Months
                                                   Ended              Ended
                                                   May 31             May 31
                                                    1997               1996
                                              -------------     --------------
Cash Flows from Operating Activities:
    Net (loss)                                $    (480,043)    $    (442,849)
    Adjustments to reconcile net
     loss to net cash used
     in operating activities
       Depreciation and amortization                187,467            219,142
       (Decrease) in accounts payable
        and accrued expenses                        (62,765)          (219,222)
       (Increase) decrease in
        accounts receivable                         226,921           (111,899)
       (Increase) decrease in
        inventory                                  (223,318)            25,624
       Decrease in income tax refund
        receivable                                        -            128,200
       Other, net                                   (29,655)            65,397
                                              -------------     --------------
Net Cash (Used in) Operating
 Activities                                        (381,393)          (335,607)
                                              -------------     --------------
Cash Flows from Investing Activities:
    Purchases of property and
     Equipment and other                           (130,148)                 -
                                              -------------     --------------
    Net Cash (Used in) Investing
     Activities                                    (130,148)           (48,951)
                                              -------------     --------------
Cash Flows from Financing Activities:
    (Repayment of) notes payable                   (164,579)            (9,570)
    Preferred stock issued                          767,546                  -
    Proceeds from notes and mortgage
     payables                                             -            250,000
    Common stock issued                              60,000              1,213
                                              -------------     --------------
    Net Cash Provided by Financing
     Activities                                     662,967            241,643
                                              -------------     --------------
Increase (decrease) in cash                         151,426           (142,915)

Cash, Beginning of Period                           156,432            355,138
                                              -------------     --------------
Cash, End of Period                           $     307,858     $      212,223
                                              =============     ==============
Interest Paid                                 $      38,534     $       52,660
                                              =============     ==============
Income Taxes Paid                             $           -     $            -
                                              =============     ==============

The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1997 and 1996

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

(2)   UNAUDITED STATEMENTS

      The balance sheet as of May 31, 1997, the statements of income and the statements of cash flows for the three and six month periods ended May 31, 1997 and May 31, 1996 and the statement of changes in stockholders' equity for the six month period ended May 31, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1997, and for all periods presented, have been made.

(3)   REVERSE STOCK SPLIT

      During May, 1996 the Company effected a one for five reverse stock split. All references to common stock in the financial statements have been retroactively adjusted.

(4)   STOCK ISSUE

      Effective December 31, 1996 the Company issued 8,000 preferred

         ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1997 and 1996

(4)   STOCK ISSUE, CONTINUED

      shares with gross proceeds to the Company of $800,000. The Company incurred offering costs of approximately $32,454 which were netted against the proceeds of the offering. The preferred stock has preference in liquidation to the extent of the $800,000 plus cumulative dividends of 8.6% per annum.

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

      The Company's second fiscal quarter ended May 31, 1997 and the comparable quarter of 1996 are referred to in the discussions below as 1997 and 1996, respectively.

      The Company's consolidated results of operations and position for and as of the end of its six months ended May 31, 1997 and 1996 are summarized and discussed below:

                                                                    Change
                                        1997           1996           %
                                        ----           -----
Sales ...........................   $ 3,056,127    $ 2,550,741       19.8%
Cost of sales
    exclusive of depreciation
    and salaries) ...............     1,211,770        947,788       27.9%
                                    -----------    -----------
Gross Profit ....................     1,844,357      1,602,953       15.1%

Operating &
    Other Expenses ..............     2,346,211      2,088,249       12.4%
                                    -----------    -----------
Net Operating Income ............      (501,854)      (485,296)      (3.4)%

Interest Expense ................       (38,534)        (6,083)     533.5%
Other Income ....................        89,011         48,530       83.4%
                                    -----------    -----------
Net Income (Loss)
    before income taxes .........   $  (451,377)   $  (442,849)      (1.9)%

Provision for preferred dividends       (28,666)          --       --
                                    -----------    -----------
Net (Loss) to Common Shareholders   $  (480,043)   $  (442,849)      (8.4)%
                                    ===========    ===========

  a.       OPERATIONS OF LAPTOP SOLUTIONS-TEXAS

      Laptop Solutions-Texas' results of operations for three months ended May 31, 1997 and 1996 are summarized and discussed below:

                                                          Change
                                   1997        1996          %
                                   ----        -----

Sales .......................   $ 845,959    $864,053      (2.1)%
Cost of sales
    exclusive of depreciation
    and salaries) ...........     399,373     324,929      22.9%
                                ---------    --------
Gross Profit ................     446,586     539,124     (17.2)%

Operating &
    Other Expenses ..........     623,753     462,370      34.9%
                                ---------    --------
Net Operating Income ........    (177,167)     76,754    (252.7)%

Other Income ................      26,509      19,009      39.5%
                                ---------    --------
Net Income (Loss)
    before income taxes .....   $(150,658)   $ 95,763     257.3%
                                =========    ========

SALES: Revenue from upgrade and enhancement sales increased $40,764 from $368,587 in 1996 to $409,351 in 1997, a increase of 11.1%, while the per unit revenue continues to decline as a result of competitive pressure. Revenue from Compatibility Plus(TM) sales, the removable hard disk pak that began shipping in the fourth quarter of 1996, amounted to $36,521 in 1997. Revenues from non-warranty repair and contract maintenance services decreased from $323,359 in 1996 to $246,545 in 1997, a decrease of $76,814 or 23.8%, while revenues from warranty repair increased $15,330 from $115,852 in 1996 to $131,182 in 1997, an increase of 13%, continuing the trend from non-warranty to warranty repair. Management believes the increase is a result of certain manufacturers extending the warranty period to three years from one year. Revenues from asset management services decreased $11,500 to $23,000 in 1997 from $34,500 in 1996, a decrease of 33%. The decrease was primarily the result of the sale by a major laptop manufacture of its laptop division for which the service was provided.

COST OF SALES: Cost of sales of upgrade and enhancements services, as a percent of sales, increased 19.9% in 1997 to $191,288, an increase of $73,395 or 62.2% from $117,893 in 1996. Cost of sales of Compatibility Plus(TM) amounted to $23,078 in 1997. Cost of sales of repair services increased $10,075 in 1997 to $148,867 from $138,792, an increase of 7.3% as a result of increased parts costs for certain newer units than in 1996. All other direct cost of sales, primarily freight expense, decreased $6,944 to $35,939 in 1997 from $42,883 in 1996, a decrease of 16.1%, as a result of a new freight contract

OPERATING AND OTHER EXPENSES: Salaries and related payroll cost in 1997 amounted to $363,921 as compared to $259,590 in 1996, an increase of 40.2%. Personnel and related cost increases were primarily due to increased sales and administrative personnel. Credit card discounts increased $8,667 in 1997 to $12,763 from $4,096 in 1996 as more customers paid by credit card. Other taxes, including property tax and State of Texas franchise tax increased $16,735 in 1997 to $18,490 from $1,755 in 1996, as a result of valuation increases by the local taxing authority. Advertising costs increased $28,294 from $32,899 in 1996 to $61,193 in 1997, an increase of 86%, due to the introduction of new products and services to the marketplace. Computer expense increased $5,274 in 1997 to $11,947 from $6,673 in 1996, an increase of 79% as a result of increasing the computer network capacity and capabilities. Overhead allocation to Laptop Solutions-Texas from the Company decreased from $10,627 in 1996 to $6,481 in 1997, a decrease of $4,146 or 64%. The decrease was primarily in professional fees to the Company. Laptop Solutions-Texas was charged a market rate for its office and warehouse space by the Company of $25,998 for 1997 and 1996, and such amounts are included in Operating and Other Expenses. Other operating expenses, included travel, telephone, and other general and administrative expenses remained essentially the same for the comparative period.

b. OPERATIONS OF LAPTOP SOLUTIONS-CALIFORNIA

      Laptop Solutions-California's results of operations for three months ended May 31, 1997 and 1996 are summarized and discussed below.

                                                       Change
                                1997        1996        (%)
                                ----        -----      -----
Sales ....................   $ 290,303    $ 39,811      629.2%

Cost of sales
(exclusive of depreciation
and salaries) ............     171,639      23,313      636.3%
                             ---------    --------
Gross Profit .............     118,664      16,498      619.3%

Operating &
  Other Expenses .........     190,120      96,231       97.6%
                             ---------    --------
Net Operating Net Income .     (71,456)    (79,733)     (10.4)%

Other Income .............       8,200           0
                             ---------    --------
Net Income (Loss)
  Before Taxes ...........   $ (63,256)   $(79,733)     (20.7)%
                             =========    ========

The Company in 1996 formed the Solutions Engineering Division, and its management, technical and administrative personnel are included in Laptop Solutions-California's operating expenses.

SALES: Repair and enhancement sales increased 209% in 1997 to $120,098 from $38,838 in 1996. The increase primarily related to custom enhancement products. During the second quarter of 1997, the Company initiated production and sales of its anti-glare/anti-reflective film application to the screen of laptops and notebooks resulting in revenue of $165,715. This resulted in a total increase in sales of 629% from the previous year.

COST OF SALES: Cost of sales increased $161,414 in 1997, primarily due to the cost of goods for the anti-glare/anti-reflective film and enhancement products.

OPERATING AND OTHER EXPENSES: Salaries, Contract Services and related personnel expenses increased $49,827 in 1997 to $117,462 from $67,635 in 1996, an increase of 73.7%. The increase was primarily related to increased production and supervisory personnel. Rental expense increased

$16,232 in 1997 to $22,678 from $6,446 in 1996 as a result of a larger facility to accommodate addition production capability. Expenses relating to the move to the larger facility amounted to $7,565. All other operating expenses increased $8,340 to $30,754 in 1997 from $22,414 in 1966, primarily as a result of increased facilities, equipment depreciation, phone and computer expenses to support the increased level of sales and production requirements.


  c.   OPERATIONS OF NB ENGINEERING, INC.

   NB Engineering's results of operations for three months ended May 31, 1997 and 1996 are summarized and discussed below.

                                                        Change
                                1997         1996         (%)
                                ----         ----         ---
Sales ....................   $ 389,585    $ 373,203       4.4%

Cost of sales
(exclusive of depreciation
and salaries) ............      58,686       50,814      15.5%
                             ---------    ---------
Gross Profit .............     330,896      322,389       2.6%

Operating &
  Other Expenses .........     449,987      424,680       6.0%
                             ---------    ---------
Net Operating Income .....    (119,091)    (102,291)    (16.4)%

Other Income .............       2,213        3,629     (38.5)%
                             ---------    ---------
Net Income Before
  income taxes ...........   $(116,878)   $ (98,662)    (18.5)%
                             =========    =========

SALES: Engineering and Compression sales in 1997 increased $36,560 in 1997 to $359,166 from $322,606 1996, an increase of 11.3%. Hardware integration sales declined $39,236 to $9,369 in 1997 as a result of phasing out of the business. During the second Quarter of 1997, NB received its first purchase commitment for DVD authoring resulting in revenue of $20,000. The purchase commitment extends through the fourth quarter of 1997.

COST OF SALES: Cost of sales in 1997 decreased 25% from $50,814 in 1996 to $40,782 in 1997 as a result of the continued phasing out of its hardware integration sales.

OPERATING AND OTHER EXPENSES: Operating and other expenses of $457,090 in 1997 increased 14% from $393,797 in 1996. This increase is primarily due to additional marketing related expenses.

d. ENHANCED SERVICES COMPANY, INC., ACQUISITION OF OFFICE BUILDING IN HOUSTON, TEXAS

  The Company, on May 31, 1995, acquired an office building in Houston, Texas. Results of operations related to the office building for three months ended May 31, 1997and 1996 are summarized and discussed below.

                                               Change
                           1997        1996     (%)
                           ----        ----     ---
Rental Income .......   $ 68,141    $ 49,661    37.2%

Cost of Building
  Operations ........     75,353      60,913    24%
                        --------    --------
Net Income,
  before income taxes   $ (7,212)   $(11,252)   36%
                        ========    ========

      Laptop Solutions-Texas uses a portion of the building for its offices and warehouse facilities. Certain additional office space is leased to other tenants. Rental income increased $18,480 to $68,141 as a result of increased occupancy in 1997. The increase in cost of operating the building of 24% was the result of increased occupancy and the related expenses of maintenance and janitorial expense. Laptop Solutions-Texas was charged a market rate for its office and warehouse space by the Company in the amounts of $26,000 for the year 1996 and 1997 and are included in Rental Income. The remaining space in the building has been leased with the tenant occupancy beginning in mid July, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At May 31, 1997, the Company had stockholders' equity totaling $2,070,361 as compared to $1,722,857 at November 30, 1996, an increase of $347,504. The increase resulted from the closing a private placement of its cumulative preferred stock with net proceeds of $767,546 on December 31, 1996, the interest on the cumulative preferred stock of $28,666, the exercise of 20,000(post-split) warrants for a cash consideration of $60,000 and the net loss for the six month period of $451,380. The Company's working capital was $585,263 at May 31, 1997 as compared to $189,310 at November 30, 1996, a increase of $818,446. The increase was primarily the result of a private placement of its cumulative preferred stock with net proceeds of $767,546, the payment of dividends on the cumulative preferred stock of $28,666, the exercise of 20,000 (post-split) warrants for a cash consideration of $60,000 and the net loss for the period of $451,380.

      Management plans that income generated from operations, along with working capital, will contribute to the financing of the Company's operations. NB Engineering, Laptop Solutions-Texas and -California plan to obtain purchase commitments that will provide funds to finance their operations and repayment of the working capital loan. However, should the purchase commitments or new business not materialize, which can not be assured, additional funds will be required for operations and repayment of the working capital loan. Such funds will need to be provided through additional debt financing and/or equity capital, and there can be no assurance that such funds will be available, or, if available, on favorable terms.

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