Form 10QSB
period 1997-08-31
ENHANCED SERVICES CO INC
filed 1997-10-20
CIK 830489

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934.

                      For the period ended AUGUST 31, 1997

                                       or

[ ] Transition Report Pursuance to Section 13 or 15(d)of the Securities Exchange act of 1934.

     For the transition period from _________________ to __________________

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

                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1997, Registrant had 1,123,174 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX
                                                                      PAGE
                                                                     NUMBER
                                                                     ------
Part I.     Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of August 31,
                    1996 (Unaudited) and November 30, 1996              2

                  Consolidated Statements of Operations Three
                    Months Ended August 31, 1997 and
                    August 31, 1996 (Unaudited)                         3

                  Consolidated Statements of Operations, Nine
                    Months Ended August 31, 1997 and
                    August 31, 1996 (Unaudited)                         4

                  Consolidated Statement of Changes in Stock-
                    holders' Equity from November 30, 1996
                    through August 31, 1997 (Unaudited)                 5

                  Consolidated Statements of Cash Flows,
                    Three Months Ended August 31, 1997 and
                    August 31, 1996 (Unaudited)                         6

                  Consolidated Statements of Cash Flows,
                    Nine Months Ended August 31, 1997 and
                    August 31, 1996 (Unaudited)                         7

                  Notes to Consolidated Financial Statements            8

      Item 2.     Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                          9

Part II.  Other Information                                            11

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    August 31,     November 30,
                                                       1997            1996
                                                   ------------    ------------
Current Assets
      Cash in bank .............................   $    425,662    $    156,432
      Inventory ................................        703,996         551,603
      Accounts receivable, net of allowance
        for doubtful accounts ..................        777,302         992,379
      Other current assets .....................        209,542         105,180
                                                   ------------    ------------
        Total Current Assets ...................      2,116,502       1,805,594

Property and equipment, net of accumulated
  depreciation .................................        392,897       1,241,273
Goodwill, net of accumulated amortization ......        749,766         868,152
Other assets ...................................         67,353          47,544
                                                   ------------    ------------

Total Assets ...................................   $  3,326,518    $  3,962,563
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses ....   $    664,565    $    861,279
      Notes payable, current portion ...........        536,134         698,960
      Mortgage payable, current portion ........           --             9,229
      Other current liabilities ................         37,605          46,816
                                                   ------------    ------------
        Total Current Liabilities ..............      1,238,304       1,616,284

Notes payable, net of current portion ..........          3,676            --
Mortgage payable, net of current portion .......           --           602,878
Other liabilities ..............................           --            20,544
                                                   ------------    ------------
        Total Liabilities ......................      1,241,980       2,239,706
                                                   ------------    ------------

Stockholders' Equity:
      Preferred stock - $.001 par value
        5,000,000 shares authorized
        8,000 issued and outstanding,
        8.6% cumulative preferred
        (Liquidation preference of $800,000) ...              8            --
      Common stock - $.001 par value,
        15,000,000 shares authorized;
        1,123,174 shares issued and
        outstanding ............................          1,123           1,103
      Additional paid-in capital ...............      3,224,581       2,397,063
      Retained earnings ........................     (1,141,174)       (675,309)
                                                   ------------    ------------
        Total Stockholders' Equity .............      2,084,538       1,722,857
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity .....   $  3,326,518    $  3,962,563
                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

             ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                Three Months      Three Months
                                                    Ended             Ended
                                                  August 31         August 31
                                                     1997              1996
                                                 ------------      ------------
Revenue:
    Sales ..................................     $  1,477,284      $  1,124,503
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below) ..............          749,687           287,075
                                                 ------------      ------------
       Gross Profit ........................          727,597           837,428
                                                 ------------      ------------

Operating Expenses
    Salaries ...............................          584,283           523,413
    Advertising and promotion ..............           82,701            28,785
    Contract services ......................          107,298            23,055
    Rent ...................................           98,997            80,903
    Travel and entertainment ...............           44,640            29,485
    Depreciation/amortization ..............           55,378           107,589
    Other operating expenses ...............          420,063           276,692
                                                 ------------      ------------
      Total Operating Expenses .............        1,393,360         1,069,922
                                                 ------------      ------------

Net Operating (Loss) .......................         (665,763)         (232,494)

Interest Expense ...........................          (28,391)             --
Gain from disposition of property ..........          719,562              --
Other Income ...............................            5,971            11,184
                                                 ------------      ------------
Net income (loss) ..........................     $     31,379      $   (221,310)
                                                 ============      ============
Provision for preferred dividends ..........           17,201              --
                                                 ------------      ------------
Net Income (Loss) to Common
 Shareholders ..............................     $     14,178      $   (221,310)
                                                 ============      ============
Net Income (Loss) per Common Share .........     $        .01      $       (.21)
                                                 ============      ============
Weighted Average Shares Outstanding ........        1,118,174         1,036,674
                                                 ============      ============

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Nine Months       Nine Months
                                                    Ended             Ended
                                                  August 31         August 31
                                                     1997              1996
                                                 ------------      ------------
Revenue:
    Sales ..................................     $  4,533,411      $  3,674,243
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below) ..............        1,961,457         1,229,452
                                                 ------------      ------------
       Gross Profit ........................        2,571,954         2,444,791
                                                 ------------      ------------

Operating Expenses
    Salaries ...............................        1,664,493         1,498,924
    Advertising and promotion ..............          207,322           139,595
    Contract services ......................          185,766           111,123
    Rent ...................................          266,984           241,218
    Travel and entertainment ...............          102,018            66,162
    Depreciation/amortization ..............          163,921           326,730
    Other operating expenses ...............        1,149,067           794,236
                                                 ------------      ------------
      Total Operating Expenses .............        3,739,571         3,177,988
                                                 ------------      ------------

Net Operating (Loss) .......................       (1,167,617)         (733,197)

Interest Expense ...........................          (66,925)             --
Gain from disposition of property ..........          719,562              --
Other Income ...............................           94,982            68,231
                                                 ------------      ------------
Net (loss) .................................     $   (419,998)     $   (664,966)
                                                 ============      ============
Provision for preferred dividends ..........           45,867              --
                                                 ------------      ------------
Net (Loss) to Common Shareholders ..........     $   (465,865)     $   (664,966)
                                                 ============      ============
Net Income (Loss) per Common Share .........     $       (.42)     $       (.64)
                                                 ============      ============
Weighted Average Shares Outstanding ........        1,116,507         1,036,480
                                                 ============      ============

    The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   From November 30, 1996 through Aug 31, 1997
                                   (Unaudited)

                                        Preferred Stock        Common Stock       Additional
                                      -------------------   -------------------    Paid-in     Accumulated
                                      No./shares   Amount   No./shares   Amount    Capital      (Deficit)        Total
                                      ----------   ------   ----------   ------   ----------   -----------    -----------
Balance at November 30, 1996 ......         --     $ --      1,103,174   $1,103   $2,397,063   $  (675,309)   $ 1,722,857

Common stock issued ...............         --       --         20,000       20       59,980          --           60,000

Preferred stock issued, net
of offering costs of $32,454 ......        8,000        8         --       --        767,538          --          767,546

Net (loss) for the nine months
ended Aug 31, 1997 ................         --          8         --       --           --        (465,865)      (465,865)
                                      ----------   ------   ----------   ------   ----------   -----------    -----------
Balance at Aug 31, 1997 ...........        8,000   $    8    1,123,174   $1,123   $3,224,581   $(1,141,174)   $ 2,084,538
                                      ==========   ======   ==========   ======   ==========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Three Months      Three Months
                                                    Ended             Ended
                                                  August 31         August 31
                                                     1997              1996
                                                 ------------      ------------
Cash Flows from Operating Activities:
    Net income (loss) ......................     $     14,178      $   (221,310)
    Adjustments to reconcile net
     income to net cash used
     in operating activities
       Depreciation and amortization .......           94,840           107,588
       (Decrease) in accounts payable
        and accrued expenses ...............         (133,949)         (337,587)
       (Increase) decrease in
        accounts receivable ................          (11,844)          107,921
       (Increase) decrease in
        inventory ..........................           70,925           (95,410)
       Other, net ..........................         (124,271)          (88,894)
                                                 ------------      ------------
Net Cash (Used in) Operating
     Activities ............................          (90,121)         (527,692)
                                                 ------------      ------------
Cash Flows from Investing Activities:
    (Purchases) of property and
     equipment .............................             --             (13,288)
    Disposition of property ................          814,603              --
                                                 ------------      ------------
    Net Cash Provided by (Used in)
     Investing Activities ..................          814,603           (13,288)
                                                 ------------      ------------
Cash Flows from Financing Activities:
    (Repayment) from notes and
     mortgages payable .....................         (606,678)           (2,555)
    Preferred stock issued .................             --
    Proceeds from notes payable ............             --             250,000
    Common stock issued ....................             --             199,900
                                                 ------------      ------------
    Net Cash Provided by (Used in)
     Financing Activities ..................         (606,678)          447,345
                                                 ------------      ------------
Increase (Decrease) in cash ................          117,804           (93,635)

Cash, Beginning of Period ..................          307,858           212,223
                                                 ------------      ------------
Cash, End of Period ........................     $    425,662      $    118,588
                                                 ============      ============
Interest Paid ..............................     $     28,391      $     13,977
                                                 ============      ============
Income Taxes Paid ..........................     $       --        $       --
                                                 ============      ============

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Nine Months       Nine Months
                                                    Ended             Ended
                                                   August 31         August 31
                                                     1997              1996
                                                 ------------      ------------
Cash Flows from Operating Activities:
    Net (loss) .............................     $   (465,865)     $   (664,966)
    Adjustments to reconcile net
     income to net cash used
     in operating activities
       Depreciation and amortization .......          282,307           326,730
       Increase (decrease) in accounts
        payable and accrued expenses .......         (196,714)         (556,809)
       (Increase) decrease in accounts
        receivable .........................          215,077            (3,978)
       (Increase) in inventory .............         (152,393)          (69,786)
       Decrease in income tax refund
        receivable .........................             --             128,200
       Other, net ..........................         (153,926)          (22,690)
                                                 ------------      ------------
Net Cash (Used in) Operating
 Activities ................................         (471,514)         (863,299)
                                                 ------------      ------------
Cash Flows from Investing Activities:
    Purchases of property and
     equipment and other ...................         (130,148)          (62,239)
     Disposition of property ...............          814,603              --
                                                 ------------      ------------
    Net Cash Provided by (Used in)
     Investing Activities ..................          684,455           (62,239)
                                                 ------------      ------------
Cash Flows from Financing Activities:
    (Repayment) of notes payable ...........         (771,257)          (12,125)
    Preferred stock issued .................          767,546              --
    Proceeds from notes and mortgage
     payables ..............................             --             500,000
    Common stock issued ....................           60,000           201,113
                                                 ------------      ------------
    Net Cash Provided by Financing
     Activities ............................           56,289           688,988
                                                 ------------      ------------
Increase (decrease) in cash ................          269,230          (236,550)
Cash, Beginning of Period ..................          156,432           355,138
                                                 ------------      ------------
Cash, End of Period ........................     $    425,662      $    118,588
                                                 ============      ============
Interest Paid ..............................     $     66,925      $     29,382
                                                 ============      ============
Income Taxes Paid ..........................     $       --        $       --
                                                 ============      ============

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 1997 and 1996

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

(2)   UNAUDITED STATEMENTS

      The balance sheet as of August 31, 1997, the statements of income and the statements of cash flows for the three and nine month periods ended August 31, 1997 and August 31, 1996 and the statement of changes in stockholders' equity for the nine month period ended August 31, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1997, and for all periods presented, have been made.

(3)   REVERSE STOCK SPLIT

      During May, 1996 the Company effected a one for five reverse stock split. All references to common stock in the financial statements have been retroactively adjusted.

(4)   STOCK ISSUE

      Effective December 31, 1996 the Company issued 8,000 preferred shares with gross proceeds to the Company of $800,000. The

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 1997 and 1996

(4)   STOCK ISSUE, CONTINUED

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

(5)   SALE OF PROPERTY

      During the three month period ended August 31, 1997 the company sold its investment in its office building resulting in a gain of $881,311.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

  Enhanced Services Company, Inc. (the "Company") provides (a) upgrade, repair, contract maintenance and asset management services, as well as peripheral, enhancement and accessory products developed by the Company, for portable computers, and (b) digital video multimedia presentation development (DVD) and compression processing services for marketing, training, archival storage, video formatting and other applications. The Company's portable computer services and products are provided through it's wholly owned Laptop Solutions-Texas and -California subsidiaries, and multimedia services are provided through the Company's wholly owned NB Engineering subsidiary.

  The Company's third fiscal quarter and the nine months period ended August 31, 1997 and the comparable periods of 1996 are referred to in the discussions below as the three and nine months of 1997 and 1996, .

  The Company's consolidated results of operations and position for and as of the end of its three and nine months ended August 31, 1997 and 1996 are summarized and discussed below:

                                          THREE MONTHS                          NINE MONTHS
                                   --------------------------           --------------------------
                                       1997           1996      CHANGE     1997           1996           CHANGE
                                   -----------    -----------   ------  -----------     ----------       ------
Sales ..........................   $ 1,477,284    $ 1,124,503    31.4%  $ 4,533,411    $ 3,674,243        23.4%

Cost of Sales
(exclusive of depreciation
and salaries) ..................       749,687        287,075   161.1%    1,961,457      1,229,452        59.5%
                                   -----------    -----------           -----------     ----------
Gross Profit ...................       727,597        837,428   (13.1)%   2,571,954      2,444,791         5.5%

Operating &
    Other Expenses .............     1,393,360      1,065,255    30.8%    3,739,571      3,148,607        18.8%
                                   -----------    -----------           -----------     ----------
Net Operating Loss .............      (665,763)      (227,827)           (1,167,617)      (703,816)     (127.8)%

Other Income (Expense)
    Interest Expense ...........       (28,391)        (4,667)  508.3%      (66,925)       (29,381)      127.8%
    Other Income ...............         5,971         11,184   (46.6)%      94,982         68,231        39.2%
    Gain (Loss) from disposition
      of property ..............       719,562            -0-       --      719,562            -0-           --
                                   -----------    -----------           -----------     ----------
Net Income (Loss)
    Before income taxes ........        31,379       (221,310) (114.2)%    (419,998)      (664,966)      (36.8)%

Provision for preferred
    Dividends ..................        17,201            -0-       --       45,867            -0-          --
                                   -----------    -----------           -----------     ----------
Net Income (Loss) to
    Shareholders ...............   $    14,178    ($  221,310)  104.4%  $  (465,865)    $ (664,966)       29.9%
                                   ===========    ===========           ===========     ==========

a.        Operations of Laptop Solutions-Texas

   Laptop Solutions-Texas' results of operations for three and nine months ended August 31, 1997 and 1996 are summarized and discussed below:

                                              THREE MONTHS                         NINE MONTHS
                                   ----------------------------------  --------------------------------------
                                      1997         1996       CHANGE      1997           1996         CHANGE
                                   ----------   ----------   --------  ------------   ------------   --------
Sales ..........................   $ 725,119    $ 834,505     (13.1)%  $ 2,713,816    $ 2,638,894       2.8%

Cost of Sales
(exclusive of depreciation
and salaries) ..................     368,298      231,235      59.3%     1,249,199        995,641      25.5%
                                   ----------   ----------             ------------   ------------
Gross Profit ...................     356,821      603,270     (40.9)%    1,464,617      1,643,253     (10.9)%

Operating &
    Other Expenses .............     702,949      550,794      27.6%     1,928,245      1,574,360      22.5%
                                   ----------   ----------             ------------   ------------
Net Operating Income (Loss) ....    (346,128)      52,476    (759.6)%     (463,628)        68,893    (773.0)%

Other Income (Expense)
    Interest Expense ...........      (6,568)      (5,595)     17.4%       (17,447)        (5,722)    204.9%
    Other Income ...............       7,259       15,363     (52.8)%       67,260         54,357      23.7
    Gain (Loss) from disposition
    of property ................           0            0                        0              0
                                   ----------   ----------             ------------   ------------
Net Income (Loss)
    Before income taxes ........   ($345,437)   $  62,244    (655.0)%  ($  413,815)   ($  117,528)   (452.1)%
                                   ==========   ==========             ============   ============

SALES: Revenue from upgrade and enhancement sales amounted to $347,692 and $1,252,906 for the three and nine months period of 1997 and $242,846 and $1,096,736 for the comparable periods in 1996. Sale of units continues to increase while the per unit revenue and gross margin declined as a result of competitive pressure. Revenue from Compatibility Plus(TM) sales, the removable hard disk pak that the Company began shipping in the fourth quarter of 1996, amounted to $69,254 and $277,570 in the three and nine months period of 1997. Revenues from non-warranty repair and contract maintenance services in the three and nine months period of 1997 amounted to $145,063 and $589,197 as compared to $385,843 and $647,470 for the comparable periods in 1996. Management believes that the decline of non-warranty revenue was primarily the result of manufacturers extending the warranty period from one year to three years and users being more inclined to replace a three year old unit that is technologically obsolete than to purchase upgrade and enhancement components. Warranty repair revenue for the three and nine months of 1997 amounted to $117,108 and $432,370 as compared to $142,586 and $289,513 for the comparable periods of 1996. Revenues from asset management services for the three and nine months of 1997 amounted to $46,000 and $115,163 as compared to $34,500 and $115,163 for the comparable periods of 1996.

COST OF SALES: Cost of sales of upgrade and enhancements services for the three and nine months of 1997 amounted to $204,662 and $650,117 as compared to $97,762 and $430,182 for the comparable periods of 1996. Cost of sales of Compatibility Plus(TM) amounted to $49,240 and $159,868 for the three and nine months in 1997. Cost of sales of non-warranty repair services and contract maintenance services for the three and nine months of 1997 amounted to $104,603 and $407,068 as compared to $169,952 and $521,800 for the comparable periods of 1996.

OPERATING AND OTHER EXPENSES: Salaries and related payroll cost for the three and nine months of 1997 amounted to $362,060 and $1,066,868 as compared to $330,652 and $904,266 in the comparable periods of 1996. Personnel and related cost increases were primarily due to a increase in sales and additional administrative personnel. Advertising cost during the three and nine months of 1997 amounted to $79,901 and $175,270 as compared to $25,235 and $121,633 in the comparable periods of 1996. The increase in advertising was a result of management's decision to place advertising commitments on new and existing products released in the second and third quarter of 1997. Other taxes, including property tax and State of Texas franchise tax in the three and nine months of 1997 amounted to $23,352 and $84,861 as compared to $1,245 and $6,010 in the comparable periods of 1996. The increase was primarily a result of valuation increases by the local taxing authority. Computer expense in the three and nine months of 1997 amounted to $41,387 and $78,405 from $17,156 and $38,206 in the comparable periods of 1996, as a result of a continuing program to enhance the capacity and capabilities of the Company's information services. The Company sold it's office building August 6, 1997, as reported on it's Form 8-K filed on August 21, 1997, and it leased it's existing office and warehouse space from the purchaser. Laptop Solutions-Texas was allocated a rent charge by the Company in the amounts of $17,332 and $69,328 during the three and nine months of 1997 as compared to $25,998 and $77,994 for the comparable periods in 1996, and such amounts are included in Laptop Solutions-Texas Operating and Other Expenses. The Company settled a E.E.O.C. complaint during the three months ended August 31, 1997 in the amount of $33,430. Other operating expenses, included travel, telephone, and other general and administrative expenses amounted to $132,009 and $404,674 for the three and nine months of 1997 as compared to $130,700 and $365,644 in the comparable months of 1996.

b.        OPERATIONS OF LAPTOP SOLUTIONS-CALIFORNIA

        Laptop Solutions-California's results of operations for three and nine months ended August 31, 1997 and 1996 are summarized and discussed below.

                                                   THREE MONTHS                      NINE MONTHS
                                              ----------------------            -----------------------
                                                 1997        1996      CHANGE     1997          1996        CHANGE
                                              ----------   ---------   -------  ----------   ----------     -------
Sales .....................................   $ 524,536    $ 34,479    1421.3   $ 885,164    $ 147,763      499.0%

Cost of Sales
(exclusive of depreciation
and salaries) .............................     345,828       5,571    6107.6%    584,777       58,292      903.2%
                                              ----------   ---------            ----------   ----------
Gross Profit ..............................     178,708      28,908     518.2%    300,387       89,471      235.7

Operating &
   Other Expenses .........................     280,565      86,236     225.3%    583,236      287,681      102.7%
                                              ----------   ---------            ----------   ----------
Net Operating Income ......................    (101,857)    (57,328)    (77.7)%  (282,849)    (198,210)     (42.7)

Other Income (Expense)
   Interest Expense .......................      (7,322)     (3,036)    129.9%    (13,784)      (5,720)     141.0%
   Other Income ...........................      19,617           0        --      29,457            0         --
   Gain (Loss) from disposition of property           0           0        --           0            0         --
                                              ----------   ---------            ----------   ----------
Net Income (Loss) .........................   ($ 89,562)   ($60,364)    (48.4)  ($267,176)   ($203,930)     (31.0)%
                                              ==========   =========            ==========   ==========

The Company in 1996 formed it's Solutions Engineering Division, and it's management, technical and administrative personnel are included in Laptop Solutions-California's operating expenses.

SALES: Repair and enhancement sales for the three and nine months of 1997 amounted to $51,324 and $223,127 as compared to $31,030 and $138,727 in the comparable months of 1996. The increase is primarily attributed to an enhancement project that was completed in the third quarter of 1997. Laptop Solutions-California began production and sales of it's anti-glare/anti-reflective film application to laptop and notebook computers screens in the second quarter of 1997. Revenues from the film application amounted to $459,082 and $625,717 in the three and nine months of 1997. Sales of the film application are primarily to a major computer manufacturer of ruggedized laptop computers. Warranty repair services for the three and nine months of 1997 amounted to $14,130 and $18,945 as compared to $795 and $1,575 in the comparable periods of 1996.

COST OF SALES: Cost of sales for repair and enhancement amounted to $27,285 and $161,960 for the three and nine months of 1997 as compared to $5,153 and $45,947 for the comparable periods in 1996. Cost of sales for the anti-glare/anti-reflective film application amounted to $258,246 and $346,765 for the three and nine months of 1997. $30,000 was charged to cost of sales in the three months period for components damaged in the initial production phase of the application process. Management has taken steps to correct the flawed process in the quarter. The reserve for inventory obsolescence was increased during the three months period of 1997 by $35,000.

OPERATING AND OTHER EXPENSES: Salaries and related payroll expenses amounted to $203,470 and $418,436 for the three and nine months of 1997 as compared to $56,732 and $187,890 in the comparable periods of 1996. The increase was primarily related to the addition of production staff of the Solutions Engineering Division for the anti-glare/anti-reflective film application process. Computer expenses amounted to $7,399 and $10,301 for the three and nine months of 1997 as compared to $340 and $1,819 in the comparable periods of 1996. Rent amounted to $32,221 and $63,778 for the three and nine months of 1997 as compared to $9,186 and $27,707 for the comparable periods of 1996. The Company moved to larger facilities in the second quarter of 1997 to accommodate the film application process. Other overhead expenses associated with the film application process amounted to $18,584 and $32,915 for the three and nine months of 1997 as compared to $2,552 and $7,817 in the comparable periods of 1996. All other operating expenses amounted to $18,891 and $57,806 in the three and nine months of 1997 as compared to $17,426 and $62,448 in the comparable periods of 1996

c.        OPERATIONS OF NB ENGINEERING, INC.

   NB Engineering's results of operations for three and nine months ended August 31, 1997 and 1996 are summarized and discussed below.

                                                 THREE MONTHS                         NINE MONTHS
                                           -----------------------              -------------------------
                                              1997         1996       CHANGE       1997           1996       CHANGE
                                           ----------   ----------    -------   ----------     ----------    -------
Sales ..................................   $ 227,629    $ 255,519     (10.9)%  $  934,431    $   887,586       5.28%

Cost of Sales
(exclusive of depreciation and salaries)      35,561       50,269     (29.3)%     127,481        175,519     (27.4)%
                                           ----------   ----------              ----------     ----------
Gross Profit ...........................     192,068      205,250      (6.4)%     806,950        712,067      13.3%

Operating & Other Expenses .............     409,846      416,473       1.6%    1,228,090      1,286,566       4.6%
                                           ----------   ----------              ----------     ----------
Net Operating Income ...................    (217,778)    (211,223)     (3.1)%    (421,140)      (574,499)     26.7%

Other Income (Expense)
   Interest Expense ....................     (14,501)      (7,788)    (86.2)%     (35,694)       (17,939)    (98.9)%
   Other Income ........................         330          979     (66.3)%       7,245         60,624     (88.1)%
   Gain (Loss) from disposition of
    property ...........................    (161,749)           0        --      (161,749)             0        --
                                           ----------   ----------              ----------     ----------
Net Income (Loss) ......................   ($393,698)   ($218,032)    (80.1)%   ($611,338)     ($531,814)    (14.9)%
                                           ==========   ==========              ==========     ==========

SALES: Compression and DVD sales amounted to $227,629 and $920,591 for the three and nine months of 1997 as compared to $204,823 and $450,928 for the comparable periods in 1996. NB Digital Solutions phased out of the hardware integration business in the second quarter of 1997.

COST OF SALES: Cost of sales in for the three and nine months period of 1977 amounted to $35,561 and $127,481 as compared to $49,594 and $175,519 in the comparable periods of 1996. Costs of sales continue to decline as a result of phasing out of it's hardware integration business.

OPERATING AND OTHER EXPENSES: Salaries and related payroll cost amounted to $264,248 and $739,710 for the three and nine months of 1997 as compared to $213,851 and $758,813 for the comparable periods of 1996. Amortization of goodwill and depreciation amounted $79,589 and $238,362 for the three and nine months of 1997 as compared to $89,589 and $271,395 for the comparable periods of 1996. A non-recurring credit for property taxes was recorded in the third quarter of 1997 with a positive effect of $33,366. All other operating expenses amounted to $66,009 and $250,018 for the three and nine months period of 1997 as compared to $113,033 and $256,358 for the comparable periods of 1996.

d. ENHANCED SERVICES COMPANY, INC., OPERATION AND SALE OF OFFICE BUILDING IN HOUSTON, TEXAS

  The Company, on May 31, 1995, acquired an office building in Houston, Texas and sold the building on August 6, 1997 as reported on Form 8-K filed on August 21, 1997. Results of operations related to the office building for the two and eight months ended August 31, 1997 and the three and nine months of 1996 are summarized and discussed below. Rental income includes an allocated rent charge to Laptop Solutions-Texas in the amounts of $17,332 and $69,328 for the three and nine months of 1997 as compared to $25,998 and $77,994 for the comparable periods in 1996.

                                              THREE MONTHS                          NINE MONTHS
                                         ----------------------               -----------------------
                                            1997        1996       CHANGE       1997          1996        CHANGE
                                         ---------    ---------    --------   ---------    ----------     ------
Rental Income ........................   $  44,971    $ 54,570      (17.6)%   $ 196,058    $ 159,879      22.6%

Cost of Operations ...................      66,206      59,728       10.8%      205,038      206,629       (.8)%
                                         ---------    ---------               ---------    ----------
Net Income (Loss) from Office building     (21,235)     (5,158)    (311.7)%      (8,980)     (46,750)     80.8%

Gain on Sale of Building .............     881,311           0        --        881,311            0        --

Provision for Preferred Dividends ....     (17,201)          0        --        (45,867)           0        --
                                         ---------    ---------               ---------    ----------
Net Income (Loss .....................   $ 842,875    ($ 5,158)       --      $ 826,464    ($ 46,750)       --
                                         =========    =========               =========    ==========

  The Company sold the building for $1,750,000 and as a result realized as gain of $881,311. Laptop Solutions-Texas, executed a three lease with the building's purchaser at the prevailing market rate for the space it is occupying.


LIQUIDITY AND CAPITAL RESOURCES

      At August 31, 1997, the Company had stockholders' equity totaling $2,084,538 as compared to $1,722,857 at November 30, 1996, an increase of $361,681. The increase resulted from the closing a private placement of it's cumulative preferred stock with net proceeds of $767,546 on December 31, 1996, the exercise of 20,000 (post-split) warrants for a cash consideration of $60,000 and the net loss for the nine months period of $465,865. The Company's working capital was $878,198 at August 31, 1997 as compared to $189,310 at November 30, 1996, a increase of $688,888. The increase was primarily the result of a private placement of it's cumulative preferred stock with net proceeds of $767,546, the exercise of 20,000 (post-split) warrants for a cash consideration of $60,000 and the loss for the nine months period of $180,558 after excluding amortization and depreciation of $285,307.

     Management plans that income generated from operations, along with working capital, will be sufficient to fund the Company's operations. NB Engineering, and Laptop Solutions-Texas and Laptop Solutions-California plan to obtain purchase commitments that will provide funds to finance their operations and repayment of the working capital loan of $500,000 due June 1, 1998. However, should the purchase commitments or new business not materialize, which can not be assured, additional funds will be required for operations and repayment of the working capital loan. Such funds will need to be provided through additional debt financing and/or equity capital, and there can be no assurance that such funds will be available, or, if available, on favorable terms.

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

            None.

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.  None.

            b. Form 8-K filed on August 21, 1997 reporting the sale of the Company's office buklding and included Pro Forma Financial information.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENHANCED SERVICES COMPANY, INC.

By /s/ R.C. SMITH                               Date: 10/20/97
       R.C. Smith, Treasurer