Form 10KSB
period 1997-11-30
ENHANCED SERVICES CO INC
filed 1998-03-09
CIK 830489

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1997

                         Commission file number 0-24256

                         ENHANCED SERVICES COMPANY, INC.
                 (Name of small business issuer in its charter)

           COLORADO                                       84-1075908
    (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification Number)

16000 BARKERS POINT LANE, HOUSTON, TX       77079         (281) 556-5051
(Address of principal executive offices) (Zip Code)  (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        The Issuer's revenues for the fiscal year ended November 30, 1997 were $5,689,074

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        As of March 3 1998, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant was $2,119,588 based on the closing price of the Common Stock as reported by the NASDAQ Stock Market, Inc. of $4.75. After giving effect to the additional 220,000 shares of common stock referred to herein,1,346,474 shares of $.001 par value Common Stock of the Registrant will be outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

        Enhanced Services Company, Inc. (the "Company") provides (1) repair and maintenance, upgrade, fulfillment and related technical and asset management services for users of portable computers, (2) certain enhancement, accessory or peripheral products for portable computer manufacturers, distributors, dealers and users, and (3) digital multimedia development services for marketing, sales, training, entertainment, technical reference, archival storage and other applications. The Company's portable computer services and products are provided through its wholly-owned Laptop Solutions-Texas and -California subsidiaries, and its multimedia services are offered through its wholly-owned NB Engineering, Inc. (d/b/a NB Digital Solutions) subsidiary.

        Historically, most of the Company's revenues have been derived from portable computer services. It offers repair services as an authorized warranty provider for Toshiba, Compaq, Panasonic, IBM, and Texas Instruments, as well as non-warranty repairs on most other portable computers. The Company also upgrades laptop/notebook hard drive, processors and RAM. Its asset management services include managing, tracking, replacing, inventorying and logistical support of its customers' portable computers as well as end-of-life retirement and refurbishment programs. Pre-delivery preparation and integration services include the installation and testing of accessories, peripherals and enhancements from various manufacturers, and by performing custom software loads, custom data loads and burn-in of hardware, the Company sets up and delivers portable computers to its customers individual requirements. The Company's Solutions Engineering Division designs, engineers, manufactures, installs and sells portable computer accessories, peripherals and enhancements for its customers' specific field automation projects. The Company's C/VAR 2000(TM) anti-reflective film application is designed to greatly improve screen readability in sun and direct light conditions.

        Multimedia services include specialized digital video services to the corporate and entertainment markets. In the corporate markets, services offered by the Company include CD-ROM title development, data compilation and synthesis of its customers' CD-ROM titles, with interactive features (such as touch screen, intelligent data branching, viewer testing and speech input), for use in training, marketing, archival storage and other purposes as well as Digital Versatile Disk (DVD-ROM) title authoring and development. The services are offered on a custom basis by the Company, whose engineers and technicians work with its customers' content editors, creative artists, directors and producers. After a presentation has been fully developed, whether with the Company or independently by the customer, it must be fully digitized and compressed in order to be distributed on CD-ROM, DVD-ROM or other PC-based media. For the entertainment industry, the Company "format authors" (premaster film, video and interactive multimedia applications) its customers' films, using the compression standard known as Digital Versatile Disk ("DVD-VIDEO"). DVD-Video allows a full length motion picture to be stored on a 5.25" optical disc at broadcast quality video and Dolby AC-3 quality surround sound stereo. It is the newest industry standard for home delivery of full length digitized motion pictures. The Company format authored its first full-length movies in 1997.

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

PORTABLE COMPUTER SERVICES

The Company's portable computer support and maintenance services include assisting customers who need to put hundreds, and in some cases thousands, of laptop computers into their field force by providing related engineering and pre-delivery setup and configuration services as well as asset management and maintenance support for the deployed units. Most of the Company's customers for repair and maintenance and field automation related services are medium to large sized companies. The Company through its Laptop Solutions subsidiaries offers portable computer services and products. It maintains a dedicated Web server that can be accessed at http://www.laptopsolutions.com

        SUPPORT AND MAINTENANCE SERVICES. The Company's support and contract maintenance services include warranty repair services as an authorized warranty provider for Toshiba, Compaq, Panasonic, IBM, NEC and Texas Instruments, as well as non-warranty repair services on most other portable computers. The Company has the internal ability to repair LCD's (color and monochrome) and plasma display screens for portable computers at a cost typically below replacement cost. The Company's asset management services include managing the rollout, tracking, fulfillment and logistical and technical support of its customers' portable computers in the field, as well as designing and fulfilling end-of-life, retirement and refurbishment programs. The Company also offers a variety of hard drive, processor and RAM upgrade services and products

        FULFILLMENT SERVICES. Through its pre-delivery setup and configuration fulfillment services, the Company delivers portable computers set up by the Company to meet its customers' specific requirements. These services include initial receipt of the customers' computers, accessories, peripherals and enhancements from the various manufacturers, integration and testing of each item, custom software loads, custom data loads, burn-in of hardware, testing of software, and fulfillment to the end user, with full reports back to the customer.

        CUSTOM ENGINEERING SERVICES AND PRODUCTS. Services offered by the Company's Solutions Engineering Division include the design, engineering, manufacture, integration and sale of portable computer accessories, peripherals and enhancements for its' customers' field automation projects. It has received an initial order for wireless modems, custom designed by the company from a major Laptop computer manufacturer. Management believes that many of the skills and disciplines required for its custom engineering services enable the Company to develop, both internally and with the assistance of outside engineering when necessary, "shrink-wrap" products for the broader market.

        COMPATIBILITY PLUS(TM) The Company's Compatibility Plus(TM) removable hard drive pak has a current capacity of up to 5 gigabytes, for certain Toshiba Tecra(TM) laptops. The Company is exploring the introduction of additional products. There can be no assurances, however, that additional products will be developed or introduced.

        C/VAR 2000(TM) ANTI-REFLECTIVE AND INCREASED CONTRAST AND LUMINANCE LCD FILM. High resolution multi-color LCD screens used in most portables today are highly reflective and difficult to read when in direct sunlight or strong incandescent lighting conditions. This problem creates a significant disadvantage for police forces, emergency services, hospital workers, real estate agents, insurance adjusters, utility inspectors and military users. The Company holds a non-exclusive (but, management believes, presently sole) license to apply a film, manufactured by its licensor, designed to reduce an LCD screen's reflectivity and glare thereby increasing its contrast ratio and luminance. Application of this LCD film product requires a manufacturing process in a clean environment. Management estimates that a significant number of portable computers are used in such direct light conditions.

MULTIMEDIA SERVICES

        Users of the Company's multimedia services are usually medium to large companies with requirements for the development of digital multimedia presentations utilizing computer and or entertainment technology. They typically lack the requisite in-house technological expertise and equipment, or find it more economical and timely to retain an outside firm with such capabilities to prepare such presentations. Multimedia services are offered by NB Digital Solutions, the d/b/a of the company's NB Engineering subsidiary.

        DIGITAL VIDEO COMPRESSION SERVICES. The Company's digital video compression service entails a two-step process in which images (movie or still) and sound are first converted and then compressed into a digital format that can be stored and accessed using computer technology. Digital video compression enables the customer to store, access and play back digitized visual images using its personal computers. Digital Versatile Disk-Video (DVD-Video), the recently introduced consumer video format, enables a full length motion picture to be delivered to the consumer market on a single optical disc with very high quality video and audio. Management believes NB Engineering has the skills necessary to "format author" (premaster film, video and interactive multimedia applications) titles, and it format authored its first full-length movies in 1997. Digital Versatile Disk-ROM (DVD-ROM), the recently introduced computer based data storage format, enables large quantities of digital multimedia content data to be placed on a single optical disc with very high quality video and audio as well as large amounts of raw data. Management believes NB Engineering has the skills necessary to "author" (premaster data and multimedia content) and program interactivity features as well as design and implement database programs and interfaces necessary to delivering a complete DVD-ROM title. The company authored its first DVD-ROM and DVD-Video/DVD-ROM ("hybrid") titles in 1997.

        MULTIMEDIA DEVELOPMENT SERVICES. The Company offers custom development services to customers who have digital image processing requirements that cannot be met with commercially available products. These services include assisting a customer with the design, development, integration, installation and testing of custom hardware and software items to meet its individual requirements. Examples of such customized development services are: (1) MULTIMEDIA CD-ROM TITLE DEVELOPMENT: Company develops custom multimedia CD-ROM titles for use by customers for sales force automation, product brochures and interactive training; and (2) WORLD WIDE WEB HOME PAGE DEVELOPMENT: It maintains a dedicated Web server that can be accessed at http://www.nbdig.com.

         DVD HYBRID TITLES. The Company has been developing relationships with content owners to develop its own DVD hybrid titles for release to the market. To date, NB has developed two such relationships of which one title was developed and scheduled to be released to the general market at the end of February 1998. The title, in a co-publishing arrangement with Mill Reef Entertainment is entitled Earthlight and consists of video licensed from NASA and original music composed for Mill Reef is able to be played on both DVD-Video and DVD-ROM players, with near universal compatibility. The company believes that it will be the first title of its type available to consumers. NB will also be marketing this title to equipment manufacturers as a bundled software title for mass distribution.

CUSTOMERS

      The Company has established a broad base of customers, representing a wide range of industries throughout North America, with a small percentage of sales generated overseas. Revenues from these customers are generally initiated by different operational groups within the customer organization. No customer accounted for more than 15% of the Company's revenue during its fiscal year ended November 30, 1996 or November 30, 1997. The Company offers 30 day net terms only to its most credit-worthy customers.

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

SALES, MARKETING, AND DISTRIBUTION

      The Company provides portable computer upgrade, repair and management services and customized multimedia services. It seeks to become a strategic supplier to its customers and to differentiate itself from its competitors by offering a higher level of service. The Company has trained sales personnel, engineers and technicians who are dedicated to working with customers and to deliver service in a cost effective and timely fashion. The Company believes that the technical services provided by its personnel are an important factor in its sales of digital video compression and custom development services.

      The Company sells its laptop enhancement and repair services directly through a combination of customer service representatives and outside sales staff. The Company also solicits business by advertising regularly in selected trade publications, visits, the World Wide Web, mail, telephone and it attends several large trade shows each year.

COMPETITION

      The portable computer enhancement and repair market is highly competitive. While the Company is unaware of any dominant competitors in the portable computer upgrade industry, there are few obstacles to market entry and penetration other than minimal capitalization and the development of the technological know-how. As a result, it must be anticipated that competitors and potential competitors will focus future attention on the market with greater resources than those of the Company. While management believes that its services offer superior price/performance and are well positioned in terms of market recognition, it is possible that technological breakthroughs will enable a competitor or potential competitor to enter the market and be in a position to challenge the Company in its specialty niche markets.

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

      The digital video compression, DVD format authoring and custom engineering development services market is also highly competitive. There are several companies that compete directly in the digital video compression market and offer compression services similar to those offered by the Company. Although no one competitor is dominant, there are four major competitors in the digital video compression market, including the Company. The Company's three major competitors providing digital video compression services are Horizons Technology, Inc., CD Archives Interactive, and Advanced Media Concepts. Horizon Technology's compression division is part of a larger company, with significantly greater financial, marketing, and technical resources than the Company. Additional competition comes from several dozen small digital video compression service centers located throughout the country. In addition to direct competition, the Company competes with its customers' ability to perform portions of the required compression process in house, many of which have in-house capability to perform digital video compression services. In some cases, the Company's customers perform the work in-house, rather than use an off-site digital video compression service provider.

The DVD-Video format authoring market is characterized by competition for large companies such as IBM Interactive Media, Warner California Video and MCA-Universal DV Computing Center, as well as small competitors such as Laser Pacific, Allpost and RADCO. The company competes in this market by offering greater flexibility in pricing and services as well as a higher level of personal customer service than many of its competitors. THE DVD-ROM MARKET is new and the company currently has no knowledge of any competitors who are currently in the market. There have been indications of larger organization considering entry into this market however, unlike the DVD-Video segment, the barriers to entry into the DVD-ROM market are significantly greater in terms of the technical knowledge required as well as the relationships with the corporate users who are likely to be early adopters of the technology.

      The custom development services industry is highly fragmented, with competition from large, medium and small companies. The larger companies, including IBM, Arthur Andersen and others, generally concentrate on multi-million dollar programs. The mid-sized companies, including Jostens Learning, Computer Curriculum, Byron-Price Multimedia and others, are national companies that generally concentrate on specific segments of the multimedia market, such as interactive training, entertainment or education. The smaller companies, such as NB Engineering, develop specific products for customers that generally represent too small an opportunity for the Company's large competitors, but are not in the specific niche addressed by its mid-sized competitors.

PROPRIETARY RIGHTS

The Company considers the technology embodied in its hard disk and processor upgrade services as valuable intellectual know-how and trade secrets, which it seeks to protect with confidentiality and non-disclosure agreements. The Company claims unregistered common law copyright protection on all source code and documentation relating to its upgrade services and all software developed in the course of custom-sponsored projects (except as licensed to the customer for its specific application), to the extent that they contain copyrightable subject matter. It is unlikely that the Company has the availability of patent protection for any of its services or products. While the Company exercises what it considers to be reasonable precautions through confidentiality and non-disclosure agreements to protect its intellectual property, there can be no assurance that it will not be misappropriated, copied without authorization, or reverse engineered. In instances of unauthorized misappropriation, legal remedies may prove to be inadequate or uneconomical to protect the Company's intellectual property and competitive advantages. EMPLOYEES

      On March 3, 1998, the Company had 63 employees, of whom 61 were full time; 50 (49 full time) were employed by Laptop Solutions and 13 (12 full time) were employed by NB Engineering. The Company has no separate corporate employees. Employees are not represented by a labor union. Management believes that employee relations are excellent.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases facilities at the following locations:

                        APPROXIMATE                                   LEASE
LOCATION                SQUARE FEET    PRINCIPAL FACILITY USE   EXPLORATION DATE
--------------------------------------------------------------------------------
Houston, Tx.              14,478         Office/Services         August, 2000
Crofton, MD                5,000         Office/Services         November, 1997
Irvine, CA                13,000         Office/Services         March, 2000
North Bergen NJ            3,500         Office/Services         October, 1998

Management believes that its facilities are suitable for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS

      There are no material legal proceedings pending against the Company.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's 1996 annual meeting of shareholders was held on May 20, 1997. There were no matters to be voted upon by the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCK MATTERS

MARKET FOR COMMON STOCK

           The Company's common stock began trading on the NASDAQ Stock Market on June 3, 1997 under the symbol ESVS. From December 1, 1991 to June 16, 1993 there were no reported trades of the Company's common stock. Set forth below are the high and low bid and ask prices of the Company's common stock, adjusted for the periods prior to May 20, 1996 to reflect a 1-for-5 reverse stock split effected as of that date, as reported on the OTC Bulletin Board through June 2, 1997, and as traded on the NASDAQ Small Cap market thereafter.

                          BID                                ASK
                  ------------------                 -------------------
    1996          HIGH           LOW                 HIGH            LOW
    ----          ----           ---                 ----            ---

Dec. 1            6-7/8         1-7/8                8-3/4         3-1/8
through
Feb. 28

March 1           5             1-1/4               6-9/16         2-1/2
through
May 30

June 1            6-1/4         3-3/4                6-1/2         4-1/2
through
August 30

Sept. 1           7-1/4         5-1/2                7-1/2         6-1/4
through
Nov. 30

Dec. 2            5-1/2         2-1/2                  6          3-11/16
Through
Feb. 28, 1997

    1997

Mar. 3            4-1/4           3                  4-3/4         3-7/8
Through
May 30

June 2            3-3/4         1-3/4                4-1/4          2-3/8
Through
Aug, 29

Sept. 1           3-3/4         2-3/8                4-1/8          2-7/8
Through
Nov. 28

    The prices presented are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and markdowns or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

HOLDERS

    As of January 30, 1997, there were 227 holders of record of the Company's common stock. The Company believes that with the inclusion of holders of stock held in street name, the estimated total shareholders is 320.

DIVIDENDS

    The Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

  Enhanced Services Company, Inc. (the "Company") provides (1) repair and maintenance, upgrade, fulfillment and related technical and asset management services for users of portable computers, (2) certain enhancement, accessory or peripheral products for portable computer manufacturers, distributors, dealers and users, and (3) digital multimedia development services for marketing, sales, training, entertainment, technical reference, archival storage and other applications. The Company's portable computer services and products are provided through its wholly-owned Laptop Solutions-Texas and -California subsidiaries, and its multimedia services are offered through its wholly-owned NB Engineering, Inc. (d/b/a NB Digital Solutions) subsidiary

A.      OPERATIONS OF LAPTOP SOLUTIONS-TEXAS

  Laptop Solutions-Texas' results of operations for twelve months ended November 30, 1997 and 1996 are summarized below:

                                         1997           1996       CHANGE (%)
                                    -----------      ----------    ----------

  Sales .........................   $ 3,339,599      $3,576,722       (7)%

  Cost of sales
  exclusive of depreciation
  and salaries) .................     1,696,279       1,419,446       20 %
                                    -----------      ----------


  Gross Profit ..................     1,643,320       2,157,276
                                                                     (24)%

  Operating &
        Other Expenses ..........     2,469,214       2,155,458       15 %


  Net Income,
  before income taxes ...........   $  (825,894)     $    1,818        --
                                    ===========      ==========

SALES: Revenues for enhancement and upgrade increased from $1,470,127 in 1996 to $1,565,284 in 1997, an increase of $95,157. Sale of units continue to increase while the per unit revenue and gross margin declined as a result of competitive pressure. Revenue from Compatibility Plus(TM) sales, the removable hard disk pak that began shipping in the fourth quarter of 1996, increased to $318,324 in 1997 from $87,071 1996, an increase of $231,253. Revenues from non-warranty repair and contract maintenance services amounted to $751,661 in 1997 as compared to $1,353,306 in 1996, a decrease of $601,645. Management believes that the decline of non-warranty revenue was primarily the result of manufacturers extending the warranty period from one year to three years and users being more inclined to replace a three year old unit that is technologically obsolete than to purchase upgrade and enhancement components. Warranty repair revenue for 1997 amounted to $544,274, an increase of $81,390, from $462,884 in 1996. Revenues from asset management services amounted to $119,600, a decrease of $30,063 from $149,663 in 1996. All other services decreased $13,215 from $53,671 in 1996 to $40,456 in 1997.

COST OF SALES: Cost of sales of enhancements and upgrade services increased $399,140 to $791,703 from $392,563 in 1996, primarily as a result of competitive pressure. Cost of sales of Computability Plus(TM) increased $140,472 to $186,055 in 1997, from $45,583 in 1996. The increase was the result of increased sales. Cost of sales of Non-warranty and contract maintenance services decreased $220,507 to $497,986 in 1997 from $718,493 in 1996. Cost of Compatibility
Plus(TM) amounted to $186,055 in 1997, as compared to $45,583 in 1996, an increase of $140,472. All other direct cost of sales, primarily freight expense, decreased $42,272 to $220,535 in 1997 from $262,807 in 1996.

OPERATING AND OTHER EXPENSES: Salaries in 1997 amounted to $1,217,177 as compared to $1,148,181 in 1996, an increase of $68,996. Personnel and related cost increases were primarily due to salary and cost of living increases. Rental increased $5,294 from $168,739 in 1996 to $174,033 in 1997. The increase was primarily the result of a new lease for the office and warehouse space. (see d. below for more complete detail) Advertising increased $69,568 in 1997 to $233,322 from $163,754 in 1996. The increase was a result of management's decision to place additional advertising commitments in the third and fourth quarter of 1997. Computer expenses increased $25,611 to $93,884 in 1997 from $68,273 in 1996 in a continuing program to enhance the capacity and capabilities of the Company's information system. General insurance increased of $5,114 in 1997 to $34,216 from $29,102 in 1996. The increase is primarily the result of increased coverage. Health insurance increased $50,479 in 1997 to $88,236 from $37,757 in 1996 primarily as a result of increases by the insurance carrier. Miscellaneous Expense increased $38,236 in 1997 from $(605) in 1996 as a result of settling an EEOC complaint by two former employees. Professional Fees Decreased $42,042 in 1997 to $50,874 from $92,916 in 1996 primarily as a result of lower legal fees. Recruiting expense increased $12,480 in 1997 to $23,357 from $10,877 in 1966 as a result of higher employment and difficulty in recruiting employees. Laptop Solutions-Texas was charged a market rate for its office and warehouse space by the Company in the amounts of $104,000 for fiscal 1996 and $60,662 during seven months in 1997 and such amounts are included in Operating and Other Expenses. Other operating expenses, included, professional and consulting fees, travel, telephone and other general and administrative expenses, increased from $501,394 in 1996 to $515,879 in 1997, a increase of $14,485, primarily as a result of increased general overhead expenses.

  Management believes that for Laptop Solutions-Texas to achieve profits similar to prior periods will require greater volume than was required in the past, and there can be no assurance that Laptop Solutions-Texas will be able to achieve such volume.

B.      OPERATIONS OF LAPTOP SOLUTIONS-CALIFORNIA

  Laptop Solutions-California's results of operations for twelve months ended November 30, 1997 and 1996 are summarized below

                                          1997          1996               (%)
                                        ---------     ---------          ------

Sales ............................    $ 1,109,910     $ 431,788          157  %


Cost of sales
(exclusive of depreciation
and salaries) ....................        665,847       219,823          203  %
                                        ---------      --------
  Gross Profit ...................        444,063       211,965          109  %

  Operating &
  Other Expenses .................        771,989       440,275           75  %

  Net Income before
  income taxes ...................    $  (327,926)    $(228,310)         (44) %
                                      ===========     =========


  The Company in 1996 formed it's Solutions Engineering Division, and it's management, technical and administrative personnel are included in Laptop Solutions-California's operating expenses.

SALES: Repair and enhancement sales for 1997 amounted to $233,303, an increase of $61,393, from $171,910 in 1996. The increase was primarily the result of an enhancement project that was completed in the third quarter of 1997. Warranty repair services increased $28,120 in 1997 to $32,395 from $4,275 in 1996. Laptop Solutions- California began production of CV/AR200(TM), it's anti-reflective and increased contrast and luminance LCD Film in 1997. Revenue for 1997 was $809,381. Revenue from solution services deceased from $256,380 in 1996 to $34,345 in 1997. The decrease was primarily the result of a special project that was completed in 1996.

COST OF SALES: Cost of sales for repair and enhancement decreased $17,426 to $180,930 in 1997 from $198,356 in 1996. Cost of sales of CV/AR2000 amounted to $415,140 in 1997. All other direct cost increased $48,117 in 1997 from $21,660 in 1996 primarily as a result of expanded facility overhead.

OPERATING AND OTHER EXPENSES: Salaries and related cost increased $113,466 to $366,758 in 1997 from $253,292 in 1996. The increase is primarily increased production and administrative cost related to CV/AR2000. Contract services professional fees and development cost increased $155,607 in 1997 to $182,324 from $26,717 in 1996. The increase was the result of contract production cost of the CV/AR2000 application process. The Company moved to larger facilities in the second quarter of 1997 to accommodate the application process and as a result, rent increased $65,655 in 1997 to $100,815 from $35,160 in 1996. All other operating expenses amounted to $122,092 in 1997, a decrease of $29,896 from $151,988 in 1996.

  C. ACQUISITION AND OPERATIONS OF NB ENGINEERING, INC.

      NB Engineering's results of operations for twelve months ended November 30, 1997 and 1996 are summarized below.




                                             1997             1996         (%)
                                         -----------      -----------      -----
Sales ..............................     $ 1,240,761      $ 1,129,128      10 %

Cost of sales
(exclusive of depreciation
and salaries) ......................         167,096          234,967     (29)%
                                         -----------      -----------

Gross Profit .......................       1,073,665          894,161      20 %

Operating &
Other Expenses .....................       1,933,890        1,688,544      15 %
                                         -----------      -----------
Net Income Before
Income taxes .......................     $  (860,225)     $  (794,383)     (8) %
                                         ===========      ===========

SALES: Compression and DVD sales in 1997 amounted to $1,129,128, an increase of $251,408 from $913,342 in 1996. NB Digital Solutions phased out of the hardware integration business in the second quarter of 1997.

OPERATING AND OTHER EXPENSES: Operating and other expenses, net of depreciation and amortization, increased $7,659 in 1997 to $1,358,504 from $1,350,845 in 1996. A non-recurring credit for property taxes was recorded in 1997 with a positive effect of $33,366. Depreciation and amortization declined $65,666 in 1997 to $294,027 from $359,693 in 1996. The Company elected to write off obsolete equipment in 1997 in the net amount of $323,839.

D. ENHANCED SERVICES COMPANY, INC., ACQUISITION OF OFFICE BUILDING IN HOUSTON, TEXAS

  The Company, on May 31, 1995, acquired an office building in Houston, Texas and sold the building on August 6, 1997 as reported on Form 8-K filed on August 21, 1997. Results of operations related to the office building for the eight months in 1997 and the year 1996 are summarized and discussed below.

Rental income includes an allocated rent charge to Laptop Solutions-Texas in the amount $69,328 for eight months 1997 as compared to $103,992 for the year 1996.



                                           1997            1996          (%)
                                        ---------       ---------      --------
Rental Income ....................      $ 196,058       $ 219,018       (10) %

Cost of Building
Operations .......................        209,907         268,400       (22) %
                                        ---------       ---------
Net Income,
before income taxes ..............      $ (13,919)      $ (49,382)      (72) %
                                        =========       =========

The Company sold the building for $1,750,000 and as a result realized a gain of $881,311. Laptop Solutions-Texas executed a three-year lease with the building's purchaser at the prevailing market rate for the space it is occupying.

LIQUIDITY AND CAPITAL RESOURCES

      At November 30, 1997, the Company had stockholders' equity totaling $1,496,050 as compared to $1,722,857 at November 30, 1996, a decrease of $226,807. This decrease resulted from a net loss of $996,665, the issuance of 2,315 shares of stock valued at $5,356, the exercise of 20,000(post-split) warrants for a cash consideration of $60,000, the issuance of 8,000 Cumulative Convertible Preferred Stock with net proceeds of 767,538. The Company's working capital was $337,799 at November 30, 1997 as compared to $189,310 at November 30, 1996, a increase of $148,489. This increase was primarily the result of the net loss for the period and the proceeds from; (1) the sale of the Cumulative Convertible Preferred Stock, (2) the sale of the office building.

     The Company executed a working capital loan agreement in the amount of $500,000 on January 19, 1996 (amended as of June 1, 1996). The loan is due May 31, 1998 with interest paid monthly at 2% above the prime rate and is secured by accounts receivable and inventory. The Company borrowed $500,000 as of November 30, 1996. Subsequently, on March 3, 1998, agreement was reached to convert this obligation to preferred stock subject to the approval of all the participants in the note.

     Effective December 31, 1996, the Company completed the minimum portion of a private offering of its 8.6% Cumulative Convertible Preferred Stock to investors. The closing resulted in gross proceeds to the Company of $800,000, and net proceeds of approximately $765,000.

     Effective March 3, 1998, the Company entered into and closed a securities acquisition agreement pursuant to which the Company is issuing 220,000 restricted common shares, or approximately 19% of its common shares, and 1,000,000 shares of a new class of nonvoting preferred shares, $3.00 par value per share, in exchange for stock held by exchanging parties in an internet based, interactive advertising and marketing corporation. The preferred shares of the Company are convertible into common shares at the Company's option only after shareholder approval at a meeting called for that purpose and have a liquidation preference which is junior to the previously issued preferred shares of the Company. In connection with the transaction, the holder of Company's $500,000 accounts receivable collateralized loan has agreed, subject to consent of the loan participants, to convert the loan into equity.

    The following table sets forth computations by management on the Company's net tangible assets as of March3, 1998, after giving effect to the transaction.

                            (UNAUDITED)

SHAREHOLDERS EQUITY AT NOVEMBER 30, 1997 .......................    $ 1,496,050

 Less: Goodwill at November 30, 1997 ...........................       (710,304)

 Less: estimated operation losses from December 1, 1997 ........       (150,000)
 to  February 28, 1998 (estimated)

 Plus: value of 220,000 Company Common Shares ..................      1,045,000
 Issued in transaction (calculated at NASDAQ closing price of $4.75 on March 3, 1998)

 Plus: conversion of Working Capital Loan ......................       *500,000

 Plus $3.00 stated value of 1,000,000 newly issued .............      3,000,000
                                                                    -----------
 Preferred shares

STOCKHOLDERS EQUITY AT MARCH 3,1998 ............................  * $ 5,180,746
                                                                    ===========

      * Consent of loan participants is pending.


      Management believes that income generated from operations, along with additional equity capital pursuant to placements which describe the enterprise after the stock exchange described in the preceding paragraph, will be sufficient to finance the Company's historical and newly acquired operations.

    The NASDAQ Stock Market, Inc. notified the Company on February 26, 1998 that the Company was not in compliance with the new requirements for maintaining a listing on the NASDAQ Small Cap Market. Based on the foregoing computations, management of the Company believes it meets or exceeds all of the net tangible assets for continued listing on the NASDAQ Small Cap Market.

ITEM 7. FINANCIAL STATEMENTS

                         ENHANCED SERVICES COMPANY, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       and

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           November 30, 1997 and 1996

            ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                             November 30, 1997 and 1996

                                  Table of Contents

                                                                            PAGE

Report of Independent Certified Public Accountants .......................   F-3

Consolidated Financial Statements:

      Consolidated Balance Sheet .........................................   F-4

      Consolidated Statements of Operations ..............................   F-5

      Consolidated Statement of Changes in Stockholders'
       Equity ............................................................   F-6

      Consolidated Statements of Cash Flows ..............................   F-7

      Notes to Consolidated Financial Statements .........................   F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Enhanced Services Company, Inc.

We have audited the consolidated balance sheet of Enhanced Services Company, Inc. and Consolidated Subsidiaries as of November 30, 1997 and related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enhanced Services Company, Inc. and Consolidated Subsidiaries as of November 30, 1997 and the results of its operations, its changes in stockholders' equity and its cash flows for the two years ended November 30, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              12835 E. Arapahoe Road
                              Tower II, Suite 110
                              Englewood, CO 80112
March 3, 1998

         ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEET
                               November 30, 1997

Current Assets
      Cash in bank ............................................     $   262,510
      Inventory ...............................................         499,814
      Accounts receivable, net of allowance for
        doubtful accounts of $90,920 (Note 7) .................         624,671
      Other current assets ....................................         145,173
                                                                    -----------
        Total Current Assets ..................................       1,532,168

Property and equipment, net of accumulated
  depreciation of $470,748 (Notes 2 and 10) ...................         355,868
Goodwill net of accumulated amortization
  of $394,623 (Note 3) ........................................         710,304
Other assets ..................................................          92,079
                                                                    -----------
Total Assets ..................................................     $ 2,690,419
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses ...................     $   669,326
      Notes payable (Note 7) ..................................         517,261
      Other current liabilities ...............................           7,782
                                                                    -----------
        Total Current Liabilities .............................       1,194,369

      Total Liabilities .......................................       1,194,369

Commitments (Notes 3,4,5,6,7,9 and 11) ........................            --

Stockholders' Equity:
      Preferred stock - $.001 par value
        5,000,000 shares authorized, 8,000
        issued and outstanding, 8.6%
        cumulative preferred (Liquidation
        preference of $800,000) ...............................               8
      Common stock - $.001 par value,
        15,000,000 shares authorized;
        1,125,489 shares issued and
        outstanding ...........................................           1,126
      Additional paid-in capital ..............................       3,229,957
      Accumulated (deficit) ...................................      (1,735,041)
                                                                    -----------
      Total Stockholders' Equity ..............................       1,496,050
                                                                    -----------
Total Liabilities and Stockholders' Equity ....................     $ 2,690,419
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

            ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Years Ended November 30

                                                       1997             1996
                                                   -----------      -----------
Revenue:
    Sales ....................................     $ 5,689,074      $ 5,051,296
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below) ................       2,529,222        1,758,255
                                                   -----------      -----------
       Gross Profit ..........................       3,159,852        3,293,041
                                                   -----------      -----------
Operating Expenses
    Salaries .................................       2,227,284        2,071,278
    Bad debts ................................          60,813           35,170
    Advertising ..............................         265,788          189,090
    Rent .....................................         372,507          181,714
    Amortization of goodwill .................         157,848          157,848
    Depreciation .............................         200,999          274,600
    Other operating expenses .................       1,500,593        1,406,074
                                                   -----------      -----------
      Total Operating Expenses ...............       4,785,832        4,315,774
                                                   -----------      -----------
Net Operating (Loss) .........................      (1,625,980)      (1,022,733)
                                                   -----------      -----------
Other Income (Expenses)
    Investment (loss) income .................          (1,510)             695
    Interest expense .........................         (80,049)         (48,026)
    Gain from disposition of property
     and equipment (Note 10) .................         710,874             --
                                                   -----------      -----------
      Total Other ............................         629,315          (47,331)
                                                   -----------      -----------
Net (Loss) ...................................        (996,665)      (1,070,064)

Provision for Preferred Dividends ............         (63,067)            --
                                                   -----------      -----------
Net (Loss) to Common Shareholders ............     $(1,059,732)     $(1,070,064)
                                                   ===========      ===========
Net (Loss) per Common Share ..................     $      (.95)     $     (1.01)
                                                   ===========      ===========
Weighted Average Shares Outstanding ..........       1,114,332        1,058,480
                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN
                     STOCKHOLDERS' EQUITY From November 30,
                         1995 through November 30, 1997

                                          PREFERRED STOCK          COMMON STOCK            ADDITIONAL
                                    -----------------------   ------------------------      PAID-IN     ACCUMULATED
                                      SHARES        AMOUNT       SHARES       AMOUNT        CAPITAL      (DEFICIT)        TOTAL
                                    -----------   ---------   -----------    ---------    -----------   -----------    -----------
Balance at November 30, 1995 .....         --     $    --       5,068,928    $   5,069    $ 2,124,884   $   394,755    $ 2,524,708
Common stock issued ..............         --          --           1,940            2          1,211          --            1,213
Reverse stock split ..............         --          --      (4,056,694)      (4,057)         4,057          --             --
Common stock issued,
exercise of warrants .............         --          --          89,000           89        266,911          --          267,000
Net (loss) for the year
ended November 30, 1996 ..........         --          --            --           --             --      (1,070,064)    (1,070,064)
                                    -----------   ---------   -----------    ---------    -----------   -----------    -----------
Balance at November 30, 1996 .....         --          --       1,103,174        1,103      2,397,063      (675,309)     1,722,857
Preferred stock issued, net
of offering costs of $32,454 .....        8,000           8          --           --          767,538          --          767,546
Common stock issued,
exercise of warrants .............         --          --          22,315           23         65,356          --           65,379
Preferred stock dividends ........         --          --            --           --             --         (63,067)       (63,067)
Net (loss) for the year
ended November 30, 1997 ..........         --          --            --           --             --        (996,665)      (996,665)
                                    -----------   ---------   -----------    ---------    -----------   -----------    -----------
Balance at November 30, 1997 .....        8,000           8     1,125,489    $   1,126    $ 3,229,957   $(1,735,041)   $ 1,496,050
                                    ===========   =========   ===========    =========    ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

            ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended November 30

                                                        1997             1996
                                                     ---------      -----------
Cash Flows from Operating Activities:
    Net (loss) .................................     $(996,665)     $(1,070,064)
    Adjustments to reconcile net
     income to net cash used
     in operating activities
        Depreciation and amortization ..........       358,847          432,448
        (Decrease) in accounts payable
         and accrued expenses ..................      (191,953)        (227,165)
        (Increase) decrease in accounts
         receivable ............................       367,708         (306,555)
        Decrease in inventory ..................        52,789           70,562
        Decrease in income tax refund
         receivable ............................          --            128,800
        Other, net .............................      (145,108)          49,412
                                                     ---------      -----------
    Net Cash (Used in) Operating
     Activities ................................      (554,382)        (922,562)
                                                     ---------      -----------
Cash Flows from Investing Activities:
    (Purchases) of property and
     equipment .................................          --            (63,707)
Disposition of property and
     equipment .................................       684,408             --
                                                     ---------      -----------
    Net Cash Provided by (Used
     in) Investing Activities ..................       684,408          (63,707)
                                                     ---------      -----------
Cash Flows from Financing Activities:
    Proceeds from notes payable ................          --            665,000
    Principal payments on notes
     and mortgages payable .....................      (793,806)         (21,750)
    Common stock issued ........................        65,379          144,313
    Preferred stock issued .....................       767,546             --
    Preferred stock dividends ..................       (63,067)            --
                                                     ---------      -----------
    Net Cash Provided by (Used in)
     Financing Activities ......................       (23,948)         787,563
                                                     ---------      -----------
Increase (decrease) in Cash ....................       106,078         (198,706)
Cash, Beginning of Period ......................       156,432          355,138
                                                     ---------      -----------
Cash, End of Year ..............................     $ 262,510      $   156,432
                                                     =========      ===========
Interest Paid ..................................     $  80,049      $    48,026
                                                     =========      ===========
Income Taxes Paid ..............................     $    --        $      --
                                                     =========      ===========

Note: In addition, during the year ended November 30, 1996, the Company issued 855,596 (post-split 171,119) shares of its restricted common stock for the acquisition described in Note 1, and it assumed liabilities totalling approximately $1,212,000 as part of the acquisition of NB Engineering, Inc.

The accompanying notes are an integral part of the financial statements.

         ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                          November 30, 1997 and 1996

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

                          November 30, 1997 and 1996

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

       (e)   INVENTORY

             The Company's inventory consists principally of computer related parts and is carried at the lower of cost or market. Cost is determined based on the average cost method. No general or administrative costs are allocated to inventory.

      (f)    PREFERRED STOCK

             The Articles of Incorporation of the Company authorize issuance of a maximum of 5,000,000 preferred shares and vests the Board of Directors with authority to divide the class of preferred shares into series and fix and determine the relative rights and preferences of the shares of any such series at a future date (see
             Note 9).
      (g)    CONCENTRATION OF CREDIT RISK

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

         ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                          November 30, 1997 and 1996

(B)   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

      (j)    ADVERTISING COSTS

             Advertising costs are expensed as incurred.

(C)   BASIS OF PRESENTATION-GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      In view of this matter, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company recently completed a business combination as described in Note 11. Management believes that its ability to raise additional capital in conjunction with this business combination provides the opportunity for the Company to continue as a going concern.

         ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                          November 30, 1997 and 1996

(2)   PROPERTY AND EQUIPMENT

      As of November 30, 1997 the Company's property and equipment consisted principally of office furniture and computer equipment with a total cost of $826,616. Accumulated depreciation as of November 30, 1997 totalled $470,748.

      Depreciation is provided over the estimated useful lives of the assets ranging from three to seven years on furniture and equipment using principally accelerated methods.

(3)   GOODWILL

      As described in Note 1, the Company acquired NBE, resulting in goodwill of approximately $1,105,000. Goodwill is being amortized on a straight-line basis over a seven year period. The Company believes that a 7 year estimated life over which goodwill is being amortized is reasonable.

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

(4)   OPTIONS AND WARRANTS OUTSTANDING

      As of November 30, 1997 the Company had outstanding 232,973 warrants and options issued to various employees, consultants and directors. The exercise prices for these options and warrants range between $1.875 and $4.55 per share, and expire in various years through 2002. Subsequent to November 30, 1997 the Company granted an additional 51,000 options at $1.875 per share that expire in 2003. The options have not been taken into consideration when determining per share information, since exercise of these options would be anti-dilutive. During the years ended November 30, 1997 and 1996, 22,315 and 89,000 options or warrants were exercised, respectively, with proceeds to the Company of $65,379 and $267,900, respectively.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                          November 30, 1997 and 1996

(5)   OPERATING LEASES

      The Company leases or rents various equipment and office facilities. Future commitments under these operating leases, with leases terms exceeding twelve months total approximately:

            Year ending November 30:
                  1998                          $253,884
                  1999                           253,884
                  2000                           135,300

(6)   CONSULTING AGREEMENT

      On April 8, 1996, the Company entered into an agreement with Creative Business Strategies, Inc. (CBS). Pursuant to the agreement, CBS provided consulting services to the Company for a term of one year. As consideration for services rendered by CBS, the Company issued to CBS common stock purchase warrants exercisable to purchase, in the aggregate 109,000, 42,000 shares at $.05 per share, and 67,000 shares at $3.00 per share. During the year ended November 30, 1996 the 42,000 warrants were exercised at $.05 per share and 47,000 warrants were exercised at $3.00 per share. The remaining 20,000 warrants were exercised during December 1996. The difference between the exercise price of the warrants and the market value of the shares amounting to $123,900 was amortized and expensed over the twelve month term of the agreement.

      On August 20, 1997 the Company entered into an agreement with CBS. Pursuant to the agreement CBS has agreed to provide consulting services to the Company for a term of one year. As consideration for the services rendered by CBS, the Company issued to CBS common stock purchase warrants exercisable to purchase, in the aggregate 65,000 shares, 12,500 at $2.00 per share, 12,500 at $2.50 per share, 12,500 at $3.00 per share, 12,500 at
      $4.00 per share, and 15,000 at the average price as so reported for the three months ended August 20, 1998. As of November 30, 1997 all 65,000 warrants were unexercised.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                          November 30, 1997 and 1996

(6)   CONSULTING AGREEMENT, CONTINUED

      On August 20, 1997, the Company entered into an agreement with Wall Street Financial (WSF). Pursuant to the agreement, WSF has agreed to provide consulting services to the Company for a term of one year. As consideration for all services to be rendered by WSF, the Company issued to WSF common stock purchase warrants exercisable to purchase, in the aggregate 50,000 shares, 12,500 at $3.00 per share, 12,500 at $3.25 per share, 12,500 at $3.75 per share and 12,500 at $4.00 per share. As of November 30, 1997 all 50,000 were unexercised.

(7)   NOTES PAYABLE

      As of November 30, 1997 the Company had various notes payable consisting principally of a $500,000 note payable to an entity bearing interest at 2% over prime, collateralized by the Company's accounts receivable with an extended due date of June 1, 1998.

(8)   INCOME TAXES

      The Company has net operating loss carryovers of approximately $1,735,000 expiring in the year 2012. As of November 30, 1997 the Company has total deferred tax assets of approximately $347,000 due to the operating loss carryovers. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $347,000 therefore, no tax assets have been recorded in the financial statements as of November 30, 1997.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                          November 30, 1997 and 1996

(9)   PREFERRED STOCK

      As of November 30, 1997 8,000 shares of preferred stock have been issued (see Note 1). The 8,000 preferred shares were issued effective December 31, 1996 with gross proceeds to the Company of $800,000. The Company incurred offering costs of approximately $32,454 which were netted against the proceeds of the offering. The preferred stock has preference in liquidation to the extent of the $800,000 and cumulative dividends at 8.6% per annum. During the year ended November 30, 1997 the Company incurred preferred stock dividends of $63,067 of which $51,600 were paid and $11,467 accrued. Each share of preferred stock will automatically convert to 22 shares of $.001 common stock on the second anniversary of December 31, 1996, the date of issuance.

(10)  GAIN ON SALE OF PROPERTY AND EQUIPMENT

      During the year ended November 30, 1997 the Company sold its investment in its office building resulting in a gain of approximately $881,311. In addition, the Company disposed of certain equipment resulting in a loss of $170,437. The net gain on sale of property and equipment totalled $710,874.

      The Company in July, 1997 entered into a three year leaseback agreement for 14,478 square feet of rentable area in the office building it sold, with a minimum of $12,658 rent per month. The Company deposited $152,019 with the lease. This amount is equal to one half of the first two years rent and is being amortized and credited against one half the monthly rent during this period.

(11)  SUBSEQUENT EVENT

      Effective March 3, 1998, the Company entered into a securities acquisition agreement pursuant to which the Company is issuing 220,000 common shares or approximately 19% of its common shares and 1,000,000 shares of a new class of nonvoting preferred shares, $3.00 par value per share, in exchange for stock held by exchanging parties in an interactive advertising and marketing corporation. The preferred shares of the Company are convertible into common shares at the Company's option only after shareholder approval at a meeting called for that purpose and have a liquidation preference which is junior to the previously issued preferred shares of the Company. In connection with the transaction, the holder of the Company's $500,000 accounts receivable collateralized loan agreed, subject to consent to the loan participants, to convert the loan into equity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    During the Company's two most recent fiscal years, it has not changed accountants nor had disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS.

    The directors, executive officers and key employees of the Company are as follows:

          NAME              AGE             POSITION
 ----------------------- --------- ---------------------------------------------
  Kenneth M. Duckman         45     President, Chief Executive Officer and
                                    director of the Company and Laptop
                                    Solutions, Inc., and director of NB
                                    Engineering, Inc.

  Bertram Pariser,  Ph.D.    57     Secretary and Director of the Company,
                                    Laptop Solutions, Inc., and NB Engineering,
                                    Inc. (1)(2)

  John Meaney                48     Director of the Company and Laptop
                                    Solutions, Inc.(1)(2)


  Michael Bernard            45     Director of the Company and Laptop
                                    Solutions, Inc.(1)(2)

  Ralph LaBarge              42     President, NB Engineering, Inc. and director
                                    of the Company and NB Engineering, Inc.

  Bill S Murski              37     Director of the Company and Laptop
                                    Solutions, Inc. (3)

  Robert Smith               58     Chief Financial Officer and Treasurer of the
                                    Company and Laptop Solutions, Inc.

    (1)    Member of the Compensation Committee.
    (2)    Member of the Stock Option Committee.
    (3)    Member of the Audit Committee

      MR. KENNETH M. DUCKMAN has been President and Chief Executive Officer and a director of the Company since September 1992. Mr. Duckman has been Chairman of the Board, President and Chief Executive Officer of Laptop Solutions, Inc. since its inception in February, 1991, and a director of NB Engineering since June 1995. Mr. Duckman was the founder of LTC Technologies, Inc., d/b/a Source One Systems (field automation technology specialists) and served as its President from December 1984 to February 1991. In February 1990, LTC was acquired by a diversified technologies firm, and from February 1990 to January 1991 Mr. Duckman served as a member of its Board of Directors and as vice-president of Corporate Development.

      DR. BERTRAM PARISER has been a director of the Company and Laptop Solutions, Inc. since May 1993 and Secretary of the Company and LSI since December 1993. In June 1995 he became a director and secretary of NB Engineering, Inc. Since 1966, he has been the President of M.I.T.C.U. Corporation, which provides consultation to investment banking firms and private clients. Since 1991, Dr. Pariser has also been a member of the faculty at Technical Career Institutes, in the department of electronic engineering technology, lecturing in physics. Dr. Pariser earned a B.S. degree from M.I.T. in 1961 and an M.S. and Ph.D. in electrical engineering from Columbia University in 1963 and 1965, respectively. Dr. Pariser is a cousin of Mr. Duckman.

    MR. JOHN MEANEY has been a director of the Company and LSI since December 1993. From 1972 to 1986, Mr. Meany served in a variety of sales and management positions with IBM. From 1986-1988, he served as Director of Product Marketing at NYNEX Business Centers in Atlanta, GA. As a Director of the Southern Region for Toshiba from 1988 to 1992, Mr. Meaney had responsibility for building the region to the leading producer for Toshiba. From 1992 to 1996, Mr. Meaney served as Vice-President and General Manager for the Panasonic Personal Computer Company. From 1996 to 1997,Mr. Meaney served as the Vice-President of Sales for Olicom, Inc. and, since 1998, is currently Vice-President of Sales, Central Region, of Tech Data Corporation. Mr. Meaney earned his BA in Economics from the University of Notre Dame in 1968 and his MBA in Marketing and Finance from Long Island University and Fairleigh Dickenson University in 1982.

      MR. MICHAEL BERNARD has been a director of the Company and LSI since March 1993. Mr. Bernard is currently the President and CEO of a start-up software company, MindMap Software Corporation. Prior to this, he was a consultant in the field of international marketing and distribution for high technology communications and computer products. From 1991 through 1992, Mr. Bernard was Vice-President, International Sales and Marketing, for Portable Products at U.S. Robotics, Inc. (computer modems). Prior to its acquisition by U.S. Robotics, Inc., Mr. Bernard was the co-founder of Touchbase Systems, Inc. (modem and communication products), serving as Director of International Sales and Marketing from 1985.

      MR. RALPH LABARGE has been a director of the Company since June 1995. Since founding NB Engineering, Inc. in January 1985, Mr. LaBarge has served as its President and Chief Technical Officer. Mr. LaBarge has a bachelor's degree in Electrical Engineering from the University of Delaware, a master's degree in Computer Science from Johns Hopkins University and a master's degree in Electrical Engineering from Johns Hopkins University. Prior to his employment with the Company, Mr. LaBarge served as a Principal Engineer for HRB-Singer, Inc. A State College, PA based defense contractor.

      BILL S. MURSKI, III, has been a director of the company since April 1997. He has been Senior Vice President and Director of Investment Advisory Services of FCA Corp. (financial advisory services) and Vice President of Nashville Properties (real estate investment) since 1989. Prior thereto, he was a Senior Associate with Kors, Malar & Associates (management advisory services). Mr. Murski earned a B.B.A. in accounting from the University of Texas at Austin in 1983 and an M.B.A. in finance from the University of Houston in 1985.

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

BOARD MEETINGS AND COMMITTEES

    The Board of Directors of the Company held four formal meetings during the fiscal year ended November 30, 1997. Each Director other than attended in person (or participated by telephone) in more than 75% of the total number of Board of Directors' meetings held during the last fiscal year. The Board of Directors has no standing nominating committee. The Board has a Compensation Committee to assist it in reviewing the compensation levels of officers and directors of the Company, including all stock option grants made under the Company's Incentive Stock Option Plan. Its members are Michael Bernard, John Meaney and Bertram Pariser.

COMPENSATION OF DIRECTORS

    Directors do not receive a salary for their services as directors, although they are reimbursed for expenses incurred in attending Board meetings. The Company has granted its directors non-qualified stock options in consideration of their services to the Company. In the last fiscal year the Company granted options for a total of 8,000 shares of its Common Stock to four directors.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth all compensation paid to the Company's President and Chief Executive Officer during the last three fiscal years. The Company had no executive officer as of November 30, 1996 that earned in excess of $100,000 in compensation during the fiscal year then ended.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                        -------------------          ----------------------
                                        Fiscal                                     All Other
           NAME AND PRINCIPAL           YEAR     SALARY    BONUS        OPTIONS    COMPENSATION
           POSITION

           Kenneth M. Duckman           1997     $75,000
           President and                1996     $70,000    $-0-            -0-       *
           Chief Executive Officer      1995     $90,000     -0-            -0-       *
                                        1994     $60,000   6,000         39,000       *

    *      Constitutes less than 10% of annual compensation.

STOCK OPTIONS

    No options were granted to the Company's President and Chief Executive Officer during the fiscal year ended November 30, 1997.

    The following table sets forth information concerning options exercised during the fiscal year ended November 30, 1997 and the number of unexercised options held by the Company's above named executive officer at the end of such fiscal year:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                          VALUE OF
                                                     NUMBER OF                           UNEXERCISED
                                                     UNEXERCISED                         IN-THE-MONEY
                     SHARES         VALUE            OPTIONS AT                          OPTIONS AT
                   ACQUIRED OF     REALIZED           FY-END(#)                            FY-END($)
NAME               EXERCISE(#)         $       EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE(1)
----------         -----------     --------    -------------------------         ----------------------------
Kenneth M.            -0-            -0-               -0-                                    -0-
Duckman

---------------
    (1) Based on the average high/low bid/ask prices of the Company's Common Stock as reported by the National Quotations Bureau, the fair market value of its Common Stock as of its fiscal year ended November 30, 1997 was $4.00 per share.

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

                                                       AMOUNT AND NATURE            PERCENTAGE OF
            NAME AND ADDRESS(1)                    OF BENEFICIAL OWNERSHIP     CLASS OUTSTANDING
            ---------------------                  --------------------------- -------------------
            Kenneth M. Duckman                               624,178(2)                55%

            Ralph LaBarge                                     74,058 (3)                *
            Bertram Pariser, Ph.D.                             6,000 (4)                *

            Michael Bernard                                   12,500 (5)              1.1%

            John Meaney                                        6,000 (6)                *

            Bill S. Murski, III                                2,000 (7)                *

            All Directors and Executive Officers
            as a Group (7 Persons)                           746,869(*)              68.5%

-------------------
    *      Constitutes less than 1%

    (1) Unless otherwise indicated, the address of each beneficial owner is c/o Enhanced Services Company, Inc., 16000 Barkers Point Lane, Houston, Texas 77079.

    (2) Includes 47,667 shares of Common Stock held by a charitable trust for which Mr. Duckman is co-trustee.

    (3) Includes 2,000 shares underlying stock options for which Mr. LaBarge has the right to acquire.

    (4) Includes 6,000 shares underlying stock options for which Dr. Pariser has the right to acquire.

    (5) Includes 6,000 shares underlying stock options for which Mr. Bernard has the right to acquire.

    (6) Includes 6,000 shares underlying stock options for which Mr. Meaney has the right to acquire.

    (7) Includes 2,000 shares underlying stock options for which Mr. Murski has the right to acquire.

    (8) In addition to those shares set forth in Notes (2) through (8) above, also includes 12,500 shares underlying stock options for which one executive officer has the right to acquire.

ITEM 12.  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

On April 8, 1996 the Company entered into an agreement (the "96Agreement") with Creative Business Strategies, Inc. ("CBS"), a beneficial holder, on the exercise of warrants granted pursuant thereto, of 10.4% of the company's outstanding Common Stock. Pursuant to the Agreement, CBS is to provide consulting services to the Company for an initial term of one year. As consideration for all services to be rendered by CBS under the Agreement, the Company issued to CBS Common Stock purchase warrants exercisable to purchase, in the aggregate 109,000 shares, 42,000 (post-split) at $.05 per share, and 67,000 (post-split) shares at $3.00 per share. During the year ended November 30, 1996 the 42,000 (post-split) warrants were exercised at $.05 per share and 47,000 (post-split) warrants were exercised at $3.00 per share. The remaining 20,000 (post-split) warrants were exercised subsequently during December 1996. The difference between the exercise price of the warrants issued during the year ended November 30, 1996 and the market value of the shares amounting to $123,900 is being amortized as an expensed consulting fee over the twelve month term of the CBS agreement.

On August 20, 1997 the Company entered into an agreement (the "97 CBS Agreement") with Creative Business Strategies, Inc. ("CBS"), a beneficial holder, on the exercise of warrants granted pursuant thereto, of 4.4% of the company's outstanding Common Stock. Pursuant to the Agreement, CBS is to provide consulting services to the Company for an initial term of one year. As consideration for all services to be rendered by CBS under the Agreement, the Company issued to CBS Common Stock purchase warrants exercisable to purchase, in the aggregate 65,000, 12,500 at $2.00 per share, 112,500 at $2.50 per share, 12,500 at $3.00 per share and 12,500 shares at $4.00 per share, 15,000 at the average price as so reported for the three months ended August 20, 1998. At the year ended November 30, 1997, all 65,000 remain unexercised.

On August 20, 1997 the Company entered into an agreement (the "97 WSF Agreement") with Wall Street Financial ("WSF"), on the exercise of warrants granted pursuant thereto, of 4.4% of the company's outstanding Common Stock. Pursuant to the Agreement, WSF is to provide consulting services to the Company for an initial term of one year. As consideration for all services to be rendered by WSF under the Agreement, the Company issued to WFS Common Stock purchase warrants exercisable to purchase, in the aggregate 50,000, 12,500 at $3.00 per share, 12,500 at $3.25 per share, 12,500 at $3.75 per share and 12,500 shares at $4.00 per share. At the year ended November 30, 1997, all 50,000 remain unexercised.

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

** Incorporated by reference from the Company's report on Form 8-K as filed with the Commission on February 7, 1997, as amended under cover of Form 8-K/A, filed with the Commission on, February 11, 1997

*** Incorporated by reference from the Company's report on Form 8-K as filed with the Commission on August 6, 1997

**** Incorporated by reference from the Company's Registration Statement on Form S-18, SEC Registration No. 33-20399-D.

***** Incorporated by reference from the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on or about March 30, 1994.

****** Incorporated by reference from the Company's report on Form 8-K as filed with the Commission on October 15, 1992, as amended under cover of Form 8, filed with the Commission on November 13, 1992, and as further amended under cover of Form 8, filed with the Commission on December 2, 1992.

CURRENT REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed by the Company during the last quarter of its fiscal year ended November 30, 1997.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENHANCED SERVICES COMPANY, INC. (Registrant)

       Date: March 6, 1998          By  /s/ KENNETH M. DUCKMAN
                                        Kenneth M. Duckman, President
                                        and Chief Executive Officer

       Date: March 6, 1998          By  /s/ ROBERT C. SMITH
                                        Robert Smith, Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Date: March 6, 1998         By  /s/ KENNETH M. DUCKMAN
                                       Kenneth M. Duckman, Director

       Date: March 6, 1998         By  /s/ MICHAEL BERNARD
                                   Michael Bernard, Director

       Date: March 6, 1998         By  /s/ RALPH LABARGE
                                   Ralph LaBarge, Director

       Date: March 6, 1998         By  /s/ JOHN MEANEY
                                   John Meaney, Director

       Date: March 6, 1998         By_______________________________
                                   Dr. Bertram Pariser, Director

       Date: March 6, 1998         By  /s/ BILL S. MURSKI, III
                                   Bill S. Murski, III