Form 10QSB
period 1998-02-28
ENHANCED SERVICES CO INC
filed 1998-04-20
CIK 830489

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

                     For the period ended FEBRUARY 28, 1998
                                                or
    [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
        Exchange act of 1934.

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

                               [ ] Yes   [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 1998, Registrant had 1,125,489 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX
                                                                   PAGE
                                                                  NUMBER
                                                                  ------
Part I.     Financial Information

     Item I.  Financial Statements

                  Consolidated Balance Sheets as of February
                    28, 1998 (Unaudited) and November 30, 1997   2

                  Consolidated Statements of Operations, Three
                    Months Ended February 28, 1998 and
                    February 28, 1997 (Unaudited)                3

                  Consolidated Statements of Cash Flows,
                    Three Months Ended February 28, 1998 and
                    February 28, 1997 (Unaudited)                4

                  Notes to Consolidated Financial Statements     5

     Item 2. Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations                                          6

Part II.   Other Information                                     7

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                  February 28       November 30
                                                      1998             1997
                                                  -----------       -----------
Current Assets
    Cash in bank ...........................      $    51,821       $   262,510
    Inventory ..............................          490,055           499,814
    Accounts receivable, net of allowance
        for doubtful accounts ..............          779,748           624,671
    Other current assets ...................          200,182           145,173
                                                  -----------       -----------
        Total Current Assets ...............        1,521,806         1,532,168

Property and equipment, net of accumulated
  depreciation .............................          330,943           355,868
Goodwill, net of accumulated amortization ..          670,842           710,304
Other assets ...............................           40,180            92,079
                                                  -----------       -----------

Total Assets ...............................      $ 2,563,771       $ 2,690,419
                                                  ===========       ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses ..      $   755,606           669,326
    Notes payable ..........................          598,500           517,261
    Other current liabilities ..............          145,479             7,782
                                                  -----------       -----------
        Total Current Liabilities ..........        1,499,585         1,194,369

      Total Liabilities ....................        1,499,585         1,194,369
                                                  -----------       -----------
Stockholders' Equity:
    Preferred stock - $.001 par value
      5,000,000 shares authorized
      8,000 issued and outstanding
      (liquidation preference of $800,000)..                8                 8
      8.6% cumulative preferred
    Common stock - $.001 par value,
      15,000,000 shares authorized;
      1,125,489 shares issued and
      outstanding ..........................            1,126             1,126
    Additional paid-in capital .............        3,229,957         3,229,957
    Accumulated (deficit) ..................       (2,166,905)       (1,735,041)
                                                  -----------       -----------
        Total Stockholders' Equity (Note 3).        1,064,186         1,496,050
                                                  -----------       -----------
Total Liabilities and Stockholders' Equity..      $ 2,563,771       $ 2,690,419
                                                  ===========       ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three Months Periods Ended
                                   (Unaudited)

                                                February 28,        February 28,
                                                   1998                 1997
                                                -----------         -----------
Revenue:
    Sales ..............................        $ 1,083,702         $ 1,530,281
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below) ..........            425,006             582,070
                                                -----------         -----------
       Gross Profit ....................            658,696             948,211
                                                -----------         -----------
Operating Expenses:
    Salaries ...........................            531,508             534,274
    Advertising and promotion ..........             11,654              47,662
    Contract services ..................             29,008              14,449
    Rent ...............................            102,265              80,769
    Travel and entertainment ...........               --                24,584
    Depreciation .......................             45,445              51,626
    Other operating expenses ...........            350,015             346,007
                                                -----------         -----------
      Total Operating Expenses .........          1,069,895           1,099,371
                                                -----------         -----------
Net Operating (Loss) ...................           (411,199)           (151,160)

Interest expense .......................            (14,553)            (21,517)

Other income ...........................             11,088              59,298
                                                -----------         -----------
Net (Loss) .............................           (414,664)           (113,379)

Provision for preferred dividends ......            (17,200)            (11,466)
                                                -----------         -----------
Net (Loss) to Common Shareholders ......        $  (431,864)        $  (124,845)
                                                ===========         ===========
Net (Loss) Per Common Share ............        $      (.38)        $      (.11)
                                                ===========         ===========
Weighted Average Common Shares
 Outstanding ...........................          1,125,489           1,103,174
                                                ===========         ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Month Periods Ended
                                   (Unaudited)

                                                   February 28,     February 28,
                                                       1998            1997
                                                    ---------        ---------
Cash Flows from Operating Activities:
    Net (loss) .............................        $(414,664)        $(113,379)
    Adjustments to Reconcile Net
     (Loss) to Net Cash Used
     in Operating Activities
       Depreciation and amortization .......           84,907            91,089
       Increase (decrease) in accounts
        payable and accrued expenses .......           86,286          (107,359)
       (Increase) decrease in accounts
        receivable .........................         (155,077)          262,290
       (Increase) decrease in inventory ....            9,759          (148,943)
       Other, net ..........................          117,381            (9,529)
                                                    ---------         ---------
  Net Cash (Used in) Operating
     Activities ............................         (271,408)          (25,831)
                                                    ---------         ---------
Cash Flows from Investing Activities:
    Purchases of property and
     equipment .............................          (20,520)          (15,643)
                                                    ---------         ---------
  Net Cash (Used in) Investing
     Activities ............................          (20,520)          (15,643)
                                                    ---------         ---------
Cash Flows from Financing Activities:
    Common stock issued ....................             --              60,000
    Preferred stock issued .................             --             767,546
    Proceeds from notes payable ............           90,000              --
    (Repayment) of notes payable ...........           (8,761)         (128,265)
                                                    ---------         ---------
  Net Cash Provided by Financing
     Activities ............................           81,239           699,281
                                                    ---------         ---------
Increase (Decrease) in Cash ................         (210,689)          657,807

Cash, Beginning of Period ..................          262,510           156,432
                                                    ---------         ---------
Cash, End of Period ........................        $  51,821         $ 814,239
                                                    =========         =========
Interest Paid ..............................        $  14,553         $  21,517
                                                    =========         =========
Income Taxes Paid ..........................        $    --           $    --
                                                    =========         =========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 28, 1998 and February 28, 1997

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

(2)    UNAUDITED STATEMENTS

       The balance sheet as of February 28, 1998, the statements of operations and the statements of cash flows for the three month periods ended February 28, 1998 and February 28, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1998, and for all periods presented, have been made.

(3)    SUBSEQUENT EVENT

       Effective March 3, 1998, the Company entered into a securities acquisition agreement pursuant to which the Company is issuied 220,000 common shares or approximately 19% of its common shares and 1,000,000 shares of a new class of nonvoting preferred shares, $3.00 par value per share, in exchange for stock held by exchanging parties in an interactive advertising and marketing corporation. The preferred shares of the Company are convertible into common shares at the Company's option only after shareholder approval at a meeting called for that purpose and have a liquidation preference which is junior to the previously issued preferred shares of the Company. In connection with the transaction, the holder of the Company's $500,000 accounts receivable collateralized loan agreed, subject to consent to the loan participants, to convert the loan into equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

       This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," `Seek," and "intend" and other similar expressions, constitute forward-Looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risk and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the other reports or documents that the Company files from time to time with the SEC.

EVENT SUBSEQUENT TO FEBRUARY 28, 1998 AND FILED ON FORM 8-K ON MARCH 16, 1998

       Pursuant to action by the Board of Directors of Enhanced Services Company, Inc. ("Registrant"), [NASDAQ SmallCap Market: ESVS] the Registrant entered into a Securities Acquisition Agreement ("Agreement"), dated as of March 3, 1998 (attached to Form 8-K and filed on March 16, 1998 as Exhibit 1 thereto), pursuant to which it implemented a series of transactions on March 6, 1998.

       Under the Agreement, the Registrant exchanged 220,000 of its Common Shares, $.001 par value ("Enhanced Common Stock") and 1,000,000 of its newly authorized 1998 Series Preferred Stock, $3.00 par value per share ("1998 Preferred Stock" and collectively, with the Enhanced Common Stock, the "Enhanced Stock") for 12,000,000 common shares $.001 par value ("ZULU-tek Common Stock"), of ZULU-tek, Inc., a Utah corporation ("ZULU-tek") and 1,000,000 shares of Series D Preferred Stock $.001 par value ("ZULU-tek Preferred" and collectively, with the ZULU-tek Common Stock, the "ZULU-tek Stock") held by Netvest Capital Partners LP, a Delaware limited partnership ("Netvest").

       All of the securities issued and exchanged in the transactions are restricted securities. Prior to the transactions, there were 1,131,474 shares of Enhanced Common Stock outstanding and 283,973 shares reserved for issuance for a total of 1,415,447 shares on a fully diluted basis (with a result that the 220,000 shares of Common Stock issued in the transactions constituted an issuance of approximately 19.4% of Enhanced Common Stock or 15.5% on a fully diluted basis). The Enhanced 1998 Preferred Stock is convertible on the basis of
2.772 shares of Enhanced Common Stock for each share of 1998 Preferred Stock, solely at the option of the Registrant and only after receipt of shareholder approval at a meeting duly called for such purposes. It is expected that the Registrant's meeting of its shareholders will be convened promptly after appropriate proxy materials are prepared for circulation.

       The transactions, described in exhibit 1, provide the Registrant with access to ZULU-tek's interactive sales and marketing expertise which, when combined with the advanced multi-media capabilities of Enhanced Services' NB Digital Solutions products and services, will allow the Registrant to offer its customers a complete Internet technology and sophisticated program development solutions.

       The Registrant intends to develop a business plan that builds on strategic similarities of the Registrant and ZULU-tek and allows for the refocusing of the business efforts of both entities, as appropriate. In that connection, the Registrant intends to pursue a financing of up to $50 million through a private placement of convertible preferred equity securities of the Registrant, although no assurance can be given that the Registrant will be successful in arranging for this private placement.

       In addition, in the transactions, FCA Investment Company, an unaffiliated entity which serves as a loan custodian for a group of certain individuals and entities which made a $500,000 accounts receivable loan to the Registrant, has recommended to its loan participants that they convert the loan into equity of the Registrant on terms comparable to the investors in the private placement. One of the directors of the Registrant is an officer of, and a director of the advisor to, FCA Investment Company.

       The ZULU-tek Common Stock currently trades on the NASDAQ Bulletin Board under the symbol "NETZ". As of March 2, 1998, there were 47,579,910 shares of ZULU-tek Common Stock outstanding and 10,753,037 shares of ZULU-tek Common Stock reserved for issuance. The ZULU-tek Preferred exchanged in the transactions is non-voting except in certain corporate reorganizations, mergers and similar matters and in such instances, each share entitles the holder to fifty votes per share.

       Netvest is a Delaware limited partnership of which Netvest Capital Funding, Inc., a Delaware corporation, is the general partner. The limited partnership interests are held by a number of independent investors and investor entities with no prior relationship to the Registrant. Netvest and certain of its limited partners may hold shares of ZULU-tek Common Stock and therefore, while each of the parties disclaim beneficial ownership of each other's interest, Netvest may be deemed to be an affiliate of ZULU-tek.

       Robert Smith will continue as Chief Financial Officer and will be Assistant Secretary of the Registrant; Kenneth M. Duckman will continue as a consultant to Registrant, responsible for the oversight and development of the Laptop solutions divisions and general product lines of the Registrant and its operating subsidiaries; and Ralph LaBarge will continue as an employee responsible for oversight of the digital video compression, DVD format authoring and custom engineering development services. On March 9, 1998, Messrs. Duckman and LaBarge and Bertram Pariser, John Meaney and Michael Bernard resigned as directors of Registrant and Bill S. Murski continued as a director and appointed Paul Messina and Robert H. Tourtelot to serve as directors until the next annual meeting of the Registrant's shareholders.

       On February 26, 1998, the Registrant received a letter from NASDAQ indicating that it was not in compliance with the new requirements for maintaining a listing on the NASDAQ SmallCap Market. As a result of the transactions, and as reflected in the PRO FORMA balance sheet included herein, Management of the Registrant believes it now meets or exceeds all of the net tangible asset requirements for continued listing on the NASDAQ Small Cap Market. On March 10, the Registrant received a letter from NASDAQ stating that subject to receipt of this Report on Form 8-K, the Registrant was in compliance with the requirements for continued listing on the NASDAQ SmallCap Market.

       As noted above, in connection with the transactions, certain of the directors of the Registrant resigned. Such resignations did not arise because of any disagreement with the Registrant.

        PROFORMA balance sheet of the Registrant at November 30, 1997 giving effect to the Transaction described above.

                                    PRO FORMA
          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
                                  BALANCE SHEET
                                   (unaudited)

                                                         NOVEMBER 30, 1997  ADJUSTMENTS       PRO FORMA
                                                             -----------    -----------       ----------
Current Assets
       Cash in bank ......................................   $   262,510    $                 $  262,510
       Inventory .........................................       499,814                         499,814
       Accounts receivable, net of allowance for
         doubtful accounts of $90,920 ....................       624,671                         624,671
       Other current assets ..............................       145,173                         145,173
                                                             -----------                      ----------
         Total Current Assets ............................     1,532,168                       1,532,168

Property and equipment, net of accumulated
  depreciation of $470,748 ...............................       355,868                         355,868
Goodwill net of accumulated amortization
  of $394,623 ............................................       710,304                         710,304
Other assets .............................................        92,079                          92,079

Investments
      Investment in Zulu-tek, Inc.  (Note 2) .............                    4,045,000        4,045,000
                                                             -----------    -----------       ----------
 Total Assets ............................................   $ 2,690,419    $ 4,045,000       $6,735,419
                                                             ===========    ===========       ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses .............   $   669,326    $                 $  669,326
       Notes payable (Note 1) ............................       517,261       (500,000)          17,261
       Other current liabilities .........................         7,782                           7,782
                                                             -----------    -----------       ----------
         Total Current Liabilities .......................     1,194,369       (500,000)         694,369
                                                             -----------    -----------       ----------
       Total Liabilities .................................     1,194,369       (500,000)         694,369
                                                             -----------    -----------       ----------
Stockholders' Equity:
     Preferred stock - $.001 par value,
       5,000,000 shares authorized, 8,000
       issued and outstanding, 8.6% cumulative
       preferred (Liquidation
       preference of $800,000) ...........................             8              8
     Preferred stock - $3.00 par value per share,
       1,000,000 Authorized, issued and outstanding ......     3,000,000                       3,000,000
     Common stock - $.001 par value,
       15,000,000 shares authorized;
       1,125,489 shares issued and  outstanding ..........         1,126            220            1,346
     Additional Equity ...................................            (1)       500,000(1)       500,000
     Additional paid-in capital ..........................     3,229,957      1,044,780        4,274,737
     Accumulated (deficit) ...............................    (1,735,041)                     (1,735,041)
     Total Stockholders' Equity ..........................     1,496,050      4,545,000        6,041,050
                                                             -----------    -----------       ----------
Total Liabilities and Stockholders' Equity ...............   $ 2,690,419    $ 4,045,000       $6,735,419
                                                             ===========    ===========       ==========

The accompanying notes are an integral part of the pro forma Balance Sheet

                 Notes to Pro forma and un-audited Balance Sheet
                        November 30, 1997 and adjustments

        The preceding pro forma balance sheet of November 30, 1997 has been adjusted to reflect certain transactions of March 6, 1998 as if they had taken place on November 30, 1997. These transactions are more fully described in above.

1. The Company anticipates that the $500,000 accounts receivable loan will be converted to equity on the same basis as the private placement and is more fully described above. Other Events.

2. 220,000 shares of Enhance Services Company, Inc. restricted common stock were issued in connection with the transaction described above and have been reflected at the closing price of $4.75 on the NASDAQ Stock Market on March 3, 1998, in a manner consistent with the presentation of "liquidity and Capital Resources" in the Company's annual report on form 10-KSB and without any discount for the restricted status of the common stock. In certain other transactions the Company has applied, in its audited statements, a 50% discount which would reduce additional paid in capital $552,500 to $3,782,237 and accordingly, would reduce the total liabilities and stockholder equity, on a pro forma basis, to $6,242,919. Investment in Zulu-tek, Inc. Series D Preferred Stock and Common Stock has been valued at the market value on March 3, 1998 and liquidation value of Enhanced Services Company's Common and Preferred Stock.

3. The transaction described above did not affect the income statement of November 30, 1997, and accordingly is not shown.

OVERVIEW

       Enhanced Services Company, Inc. (NASDAQ: ESVS) (the "Company") provides
(1) repair and maintenance, upgrade, fulfillment and related technical and asset management services for users of portable computers, (2) certain enhancement, accessory or peripheral products for portable computer manufacturers, distributors, dealers and users, and (3) digital multimedia development services for marketing, sales, training, entertainment, technical reference, archival storage and other applications. The Company's portable computer services and products are provided through its wholly-owned Laptop Solutions-Texas and -California subsidiaries, and its multimedia services are offered through its wholly-owned NB Engineering, Inc. (d/b/a NB Digital Solutions) subsidiary.

       The three-month period of the first fiscal quarter ended on February 28, 1998 and the respective quarter of 1997 are referred to in the discussions below as 1998 and 1997.

       The Company's consolidated results of operations and position for and as of the end of its three months ended February 28, 1998 and 1997 are summarized below:

                                                                         Change
                                             1998          1997            %
                                          -----------     -----------    ------
Sales ................................      1,083,702     $ 1,567,624      (31)%

Cost of sales
 (exclusive of depreciation
 and salaries) .......................        425,006         605,490      (30)%

Gross Profit .........................        658,696         962,134      (32)%

Operating &
Other Expenses .......................      1,069,895       1,099,371       (3)%

Net Operating Income .................       (411,199)       (137,237)    (200)%

Interest Expense .....................        (14,553)        (21,517)      32 %
Other Income .........................         11,088          45,375      (46)%
                                          -----------     -----------
Net Income (Loss)
  before income taxes ................    $  (414,664)    $  (113,379)    (265)%
Provision for preferred dividends ....        (17,200)        (11,466)      50 %
                                          -----------     -----------
  Net (Loss) to Common Shareholders ..    $  (431,864)    $  (124,845)    (245)%
                                          ===========     ===========

a. OPERATIONS OF LAPTOP SOLUTIONS-TEXAS

       Laptop Solutions-Texas' results of operations for three months ended February 28, 1998 and 1997 are summarized and discussed below:

                                                                          Change
                                             1998            1997           %
                                          ---------       ----------     -------
Sales ..............................      $ 495,458       $1,176,568       (58)%

Cost of sales
  exclusive of depreciation
  and salaries) ....................        227,544          502,340       (55)%
                                          ---------       ----------
Gross Profit .......................        267,914          661,280       (59)%

Operating &
  Other Expenses ...................        551,472          612,419       (10)%
                                          ---------       ----------
Net Operating Income ...............       (283,558)          48,861      (680)%

Other Income .......................          5,482           20,541       (73)%
                                          ---------       ----------
Net Income (Loss)
  before income taxes ..............      $(278,076)      $   82,350      (437)%
                                          =========       ==========

SALES: Revenue from upgrade and enhancement sales decreased $281,405 from $495,863 in 1997 to $214,458 in 1998, a decrease of 57%. The per unit revenue and the number of units declined as a result of competitive pressure. Also, laptops that were introduced by manufactures that were equipped with larger drives and memory reduced the demand for upgrades. Revenue from Compatibility Plus(TM) sales, the removable hard disk pak, decreased $141,327 in 1998 to $44,227 from $185,554 in 1998 as demand declined as a result of increased competition. Overall, revenues from warranty, non-warranty repair and contract maintenance decreased $199,481, or 45%, from $440,582 in 1997 to $241,101 in
1998. Management believes that the decline of warranty and non-warranty revenue was primarily the result of manufacturers extending the warranty period from one year to three years and users being more inclined to replace a three year old unit that is technologically obsolete than to purchase upgrade and enhancement components. Recognizing this declining revenue trend in upgrade and repair revenues, in late 1997, management has redirected the primary thrust of its marketing and sales efforts towards the asset management and pre-delivery preparation and integration services. While initial results are positive, it may be the 3rd quarter before the result of this effort is realized. There can be no assurance, however, that this change in focus will achieve the desired results, at all.

COST OF SALES: Cost of sales of upgrade and enhancements services, as a percent of sales, decreased 56% in 1998 to $97,266, a decrease of $123,557 from $220,823 in 1997. Cost of Compatibility Plus(TM) decreased 75% in 1998 to $21,703, a decrease of $65,847 from $87,550 in 1997. Cost of warranty, non-warranty and contract maintenance services decreased 41% in 1998 to $63,150, a decrease of $63,150 from $153,598 in 1997. All other direct cost of sales decreased $1,362 to $18,127 in 1998 from $19,489 in 1997, a decrease of 7%.

OPERATING AND OTHER EXPENSES: Salaries and related payroll cost in 1998 amounted to $345,603 as compared to $353,528 in 1997, a decrease of 2%. Personnel and related cost for technician employees declined while sales cost increased as management focused the marketing effort on the corporate sector. Advertising cost decreased $23,460 from $34,176 in 1997 to $10,716 in 1998, a decrease of 68%. Computer expense decreased $7,576 in 1998 to $11,752 from $19,328 in 1997, a decrease of 39% as a result of increasing the computer network capacity and capabilities in 1997. Other taxes decreased $2,740 from $16,059 in 1997 to $13,319 in 1998, a decrease of 17%. Telephone and long distance service decreased $7,069 in 1998 to $16,922 from $23,991 in 1997. Travel expense declined $6,904 in 1998 to $8,618 from $15,522 in 1997. Laptop Solutions-Texas was charged a market rate for its office and warehouse space by the Company in the amounts of $25,998 for 1997, and such amounts are included in Operating and Other Expenses. Other general and administrative expenses decreased $10,544 from $299,628 in 1997 to $289,084 in 1998, a decrease of 4%. The decline in operating expenses was primarily the result of the decline in sales.

b. OPERATIONS OF LAPTOP SOLUTIONS-CALIFORNIA

       Laptop Solutions-California's results of operations for three months ended February 28, 1998 and 1997 are summarized and discussed below.

                                                                          Change
                                            1998            1997           (%)
                                          --------       ---------        ------
Sales .............................       $407,515       $  73,840          452%

Cost of sales
 (exclusive of depreciation
 and salaries .....................        137,863          69,850           97%
                                          --------       ---------
Gross Profit ......................        269,652           3,990        6,658%

Operating &
 Other Expenses ...................        211,245         119,000           78%
                                          --------       ---------
Net Operating Net Income ..........         58,407        (115,010)         151%

Other Income ......................          3,760             665          465%
                                          --------       ---------
Net Income (Loss)
 Before Taxes .....................       $ 62,167       $(114,345)         154%
                                          ========       =========

SALES: Repair, enhancement and engineered solution sales increased 482% in 1998 to $46,867 from $8,056 in 1997, an increase of $38,811. CV/AR2000 sales increased $120,200 in 1998 to $121,120 from $920 in 1998. Warranty and non-warranty revenue declined 64% in 1998 to $22,392 from $61,349 in 1997, a decline of $38,957. During the first quarter Laptop Solutions and Panasonic Personal Computer Company (PPCC) completed a co-development effort on a new wireless modem for Panasonic line of "ruggedized" laptops that resulted in revenue of $217,136. Upon completion of the co-development effort, Laptop Solutions was awarded the manufacturing and integration contract that was begun in the first month of the second quarter. While there is no guaranteed volumes or longevity to the agreement, initial market acceptance would indicate a steady volume for the balance of 1998. Actual results will be dependent upon PPCC's successful market penetration.

COST OF SALES: (exclusive of salaries and depreciation) Cost of sales of repair, enhancement and engineered solutions increased $29,488 in 1998 to $33,428 from $3,940 in 1997, an increase of 748%. Cost of CV/AR2000 increased $41,325 to $41,549 from $224 in 1997. Non-warranty repair cost of sales deceased $30,079 in 1998 to $8,500 from $38,579 in 1997, a decrease of 78%. PPCC wireless project development cost amounted to $51,009, exclusive of salaries that are included in Operating and Other Expenses, in 1998. All other direct cost of sales declined $20,089 to $2,374 in 1998 from $20,089 in 1997. The decrease is primarily cost that had previously been associated with the development cost of production and quality processes of CV/AR2000 in 1997.

OPERATING AND OTHER EXPENSES: Salaries and related payroll expenses increased $39,019 in 1998 to $119,806 from $80,787 in 1997, an increase of 48%. The increase was primarily related to increased personnel for CV/AR2000 and the PPCC wireless project. Rent and utilities increased $23,739 to $33,323 in 1998 from $9,584 in 1997as a result of relocation to a larger facility to accommodate the production of CV/AR2000 and PPCC project. Computer expenses increased $3,842 in 1998 to $4,308 from $466 in 1997. Public relations and general insurance expenses in 1997 were recognized in Laptop Solutions - Texas and in 1998 were allocated to the beneficiaries in the amounts of $4,351 and $4,642 respectively in 1998. Depreciation increased $5,855 in 1998 to $6,300 from $466 in 1997 as a result of acquisition of production equipment. Shop tools, supplies and development cost increased $6,504 in 1998 to $7,398 from $894 in 1997. All other operating expenses increased $4,282 to $31,117 in 1998 from $26,835 in 1966, an increase of 16%, primarily as a result of increased production.

c. OPERATIONS OF NB ENGINEERING, INC.

       NB Engineering's results of operations for three months ended February 28, 1998and 1997 are summarized and discussed below.

                                                                          Change
                                            1998            1997           (%)
                                         ---------        ---------        ---
Sales ............................       $ 180,729        $ 317,216        (43)%

Cost of sales
 (exclusive of depreciation
 and salaries) ...................          59,599           30,360         96%
                                         ---------        ---------        ---
Gross Profit .....................         121,130          286,856        (57)%

Operating &
 Other Expenses ..................         321,509          392,410        (18)%
                                         ---------        ---------        ---
Net Operating Income .............        (200,379)        (105,554)       (90)%

Other Income .....................           1,624            4,702        (65)%
                                         ---------        ---------        ---
Net Income Before
 income taxes ....................       $(198,755)       $(100,852)        97%
                                         =========        =========        ===

SALES: DVD titles and NB products increased $97,003 in 1998 to $98,350 from $1,347 in 1997. Engineering services in 1998 decreased $152,732 in 1998 to $44,105 from $196,837 in 1997, a decrease of 78%. Compression sales in 1998 were $36,775, a decline of $80,183, or 69% from 1997 of $116,958. The decline was primarily the result of competitive pricing, resulting in a decrease in the price per minute of data compression. NB Engineering, during fiscal 1997, changed the direction and focus of its business from hardware integration and engineering services to digital video compression, including DVD, and multimedia development services. During the first quarter, NB completed the development of a DVD title (Earthlight) for general distribution to the consumer DVD market in the early part of the second quarter. As co-publisher of Earthlight, with Mill Reef Entertainment (Washington, D.C.), NB has executed a distribution agreement with DVD International (DVDI) for distribution to retailers of Video and DVD-ROM titles. This agreement calls for a minimum guaranteed purchase of 5,000 units, no later than March 24, 1998, with an estimated volume of approximately 24,000 units for the 12 months commencing March 1998.

COST OF SALES: Cost of sales in 1997 increased 79% from $33,352 in 1997 to $59,599 in 1998. as a result of development cost of DVD technology.

OPERATING AND OTHER EXPENSES: Operating and other expenses of $392,410 in 1998 declined 13% from $451,004 in 1997. Salaries, professional fees and related cost declined $38,508 to $194,017 in 1998 from $232,525 in 1997, a decrease of 17% as a result of the decline in compression and engineering services. Depreciation decreased $16,536 in 1998 to $22,645 from $39,181 as a result of the write down of obsolete equipment. All other operating expenses decreased 10% to $85,936 in 1999 from $95,603 in 1997.

d. ENHANCED SERVICES COMPANY, INC., OFFICE BUILDING IN HOUSTON, TEXAS

The Company, on May 31, 1995, acquired an office building in Houston, Texas and sold the building on August 6, 1997 as reported on Form 8-K filed on August 21, 1997. Results of operations related to the office building for three months ended February 28, 1997 are summarized and below.

Rental income includes an allocated rent charge to Laptop Solutions-Texas in the amount $26,000 in 1997.

                                   1998           1997
                                   ----           ----
Rental Income                         -       $ 82,946

Cost of Building Operations           -         63,479
                                              --------
Net Income,
  before income taxes                 -       $ 19,467
                                              ========

     Laptop Solutions-Texas executed a three-year lease with the building's purchaser at the prevailing market rate for the space it is occupying.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1998, the Company had stockholders' equity totaling $1,064,186 as compared to $1,496,050 at November 30, 1997, a decrease of $431,864. The decrease resulted from the net loss for the period of $431,864. The Company's working capital was $22,221 at February 28, 1998 as compared to $337,799 at November 30, 1997, a decrease of $315,578. The decrease was primarily the result of the net loss for the period of $431,864.

     Pursuant to action by the Board of Directors of the Company, the Company entered into a Securities Acquisition Agreement ("Agreement"), dated as of March 3, 1998 (Filed with 8-K March 16, 1998 and attached as Exhibit 1 thereto), pursuant to which it implemented a series of transactions on March 6, 1998 .

     Under the Agreement, the Company exchanged 220,000 of its Common Shares, $.001 par value ("Enhanced Common Stock") and 1,000,000 of its newly authorized 1998 Series Preferred Stock, $3.00 par value per share ("1998 Preferred Stock" and collectively, with the Enhanced Common Stock, the "Enhanced Stock") for 12,000,000 common shares $.001 par value ("ZULU-tek Common Stock"), of ZULU-tek, Inc., a Utah corporation ("ZULU-tek") and 1,000,000 shares of Series D Preferred Stock $.001 par value ("ZULU-tek Preferred" and collectively, with the ZULU-tek Common Stock, the "ZULU-tek Stock") held by Netvest Capital Partners LP, a Delaware limited partnership ("Netvest").

     All of the securities issued and exchanged in the Transactions are restricted securities. Prior to the Transactions, there were 1,131,474 shares of Enhanced Common Stock outstanding and 283,973 shares reserved for issuance for a total of 1,415,447 shares on a fully diluted basis (with a result that the 220,000 shares of Common Stock issued in the Transactions constituted an issuance of approximately 19.4% of Enhanced Common Stock or 15.5% on a fully diluted basis). The Enhanced 1998 Preferred Stock is convertible on the basis of
2.772 shares of Enhanced Common Stock for each share of 1998 Preferred Stock, solely at the option of the Company and only after receipt of shareholder approval at a meeting duly called for such purposes. It is expected that the Company's meeting of its shareholders will be convened promptly after appropriate proxy materials are prepared for circulation.

     The Transactions, described in exhibit 1 of the above referenced Form 8-K and filed on March 16, 1998, provide the Company with access to ZULU-tek's interactive sales and marketing expertise which will allow the Company to offer its customers a complete Internet technology and sophisticated program development solutions.

     The Company intends to develop a business plan refocusing on the business efforts of both entities, as appropriate. In that connection, the Company intends to pursue a financing of up to $50 million through a private placement of preferred equity securities of the Company, although no assurance can be given that the Company will be successful in arranging for this private placement. The offering is being made to fund a joint business and strategic plan being undertaken by Enhanced and Zulu-tek, Inc.

     Management plans that income generated from operations, along with working capital and proceeds from the private placement of equity securities will be sufficient to fund a joint business and strategic plan being undertaken by the Company and Zulu-tek, Inc. However, there can be no assurance that such funds will be available, or, if available, on favorable terms.

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

             None.

Item 5.      OTHER INFORMATION

             None.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             Item 5. Other Events -- March 16, 1998

             Item 6. Resignation of Registrants Directors -- March 16, 1998

             Item 7. Proforma Financial Statement -- Balance Sheet of the
                     Registrant at November 30, 1997 after giving effect to the Transactions described in item 5. -- March 16, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHANCED SERVICES COMPANY, INC.


By /s/ ROBERT SMITH                             Date 4/20/98
       Chief Financial Officer