Form 10QSB
period 1998-05-31
ENHANCED SERVICES CO INC
filed 1998-07-20
CIK 830489

FORM 10-QSB - Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the period ended May 31, 1998

                                       or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
    Exchange act of 1934. For the transition period from to


                         Commission File Number 0-24256

                         ENHANCED SERVICES COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                Colorado                             84-1075908
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization                 Identification No.)

     2361 Rosecrans Ave., Suite 275, El Segundo, California    90245
          (Address of principal executive offices)           (Zip Code)

                                 (310) 727-1200
              (Registrant's telephone number, including area code)

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

                              [ ] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 1998, Registrant had 2,996,324 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
Part I. Financial Information

        Item I. Financial Statements

                      Consolidated Balance Sheets as of May 31,
                        1998 (Unaudited) and November 30, 1997 .......    2

                      Consolidated Statements of Operations Three
                        Months Ended May 31, 1998 and
                        May 31, 1997 (Unaudited) .....................    3

                      Consolidated Statements of Operations, Six
                        Months Ended May 31, 1998 and
                        May 31, 1997 (Unaudited) .....................    4

                      Consolidated Statements of Cash Flows,
                        Six Months Ended May 31, 1998 and
                        May 31, 1997 (Unaudited) .....................    5

                      Notes to Consolidated Financial Statements .....    7

        Item 2. Management's Discussion and Analysis of
                  Financial Conditions and Results of Operations .....    9

Part II.  Other Information ..........................................   12

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                   (Unaudited)
                                                        May 31       November 30
                                                         1998           1997
                                                     -----------    -----------
Current Assets
       Cash in bank ..............................   $   119,479    $   262,510
       Inventory .................................       249,462        499,814
       Accounts receivable, net of allowance
         for doubtful accounts ...................       428,883        624,671
       Accounts receivable, Zulu-tek, Inc. .......     1,410,556           --
       Other current assets ......................       203,359        145,173
                                                     -----------    -----------
         Total Current Assets ....................     2,411,739      1,532,168

Property and equipment, net of accumulated
  depreciation ...................................       125,652        355,868
Goodwill, net of accumulated amortization ........          --          710,304
Investment in Zulu-Tek, Inc. .....................     4,045,000           --
Other assets .....................................        20,201         92,079
                                                     -----------    -----------
Total Assets .....................................   $ 6,602,592    $ 2,690,419
                                                     ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable and accrued expenses .....   $   854,540    $   669,326
       Notes payable, current portion ............       754,500        517,261
       Other current liabilities .................        65,921          7,782
                                                     -----------    -----------
         Total Current Liabilities ...............     1,674,961      1,194,369

Long Term Notes payable ..........................   $ 1,045,556           --

         Total Liabilities .......................     2,720,517      1,194,369
                                                     -----------    -----------
Stockholders' Equity:
       Preferred stock - $.001 par value
         5,000,000 shares authorized
         8,000 issued and outstanding,
         8.6% cumulative preferred
         (liquidation preference of $800,000) ....             8              8
       Preferred stock - $3.00 par value,
         1998 issue, 1,000,000 authorized
         and outstanding .........................     3,000,000           --
       Common stock - $.001 par value,
         15,000,000 shares authorized;
         2,996,324 shares issued and
         outstanding .............................         2,996          1,126
       Additional paid-in capital ................     4,807,353      3,229,957
       Accumulated (deficit) .....................    (3,928,282)    (1,735,041)
                                                     -----------    -----------
         Total Stockholders' Equity ..............     3,882,075      1,496,050
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity .......   $ 6,602,592    $ 2,690,419
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                    May 31,           May 31,
                                                     1998              1997
                                                  -----------       -----------
Revenue:
     Sales .................................      $ 1,028,209       $ 1,525,846
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below) .............          554,316           629,700
                                                  -----------       -----------
        Gross Profit .......................          473,893           896,146
                                                  -----------       -----------
Operating Expenses
     Salaries ..............................          597,039           545,936
     Advertising and promotion .............            6,870            76,959
     Contract services .....................          191,730            64,019
     Rent ..................................          116,248            87,218
     Travel and entertainment ..............           31,232            32,794
     Depreciation ..........................           30,672            56,917
     Other operating expenses ..............          433,848           382,997
                                                  -----------       -----------
       Total Operating Expenses ............        1,407,639         1,246,840
                                                  -----------       -----------
Net Operating (Loss) .......................         (933,746)         (350,694)

Interest expense ...........................          (12,280)          (17,017)
Loss on asset write off ....................         (802,323)             --
Other income ...............................           24,731            29,713
                                                  -----------       -----------
Net (Loss) .................................      $(1,723,618)      $  (337,998)
                                                  ===========       ===========
Provision for preferred dividends ..........          (17,200)          (17,200)
                                                  -----------       -----------
Net (Loss) to Common Shareholders ..........      $(1,740,818)      $  (355,198)
                                                  ===========       ===========
Net (Loss) per Common Share ................      $      (.58)      $      (.16)
                                                  ===========       ===========
Weighted Average Shares Outstanding ........        2,996,324         2,246,348
                                                  ===========       ===========

    The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Six Months        Six Months
                                                    Ended             Ended
                                                    May 31            May 31
                                                     1998              1997
                                                  -----------       -----------
Revenue:
     Sales .................................      $ 2,111,911       $ 3,056,127
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below) .............          979,323         1,211,770
                                                  -----------       -----------
        Gross Profit .......................        1,132,588         1,844,357
                                                  -----------       -----------
Operating Expenses
     Salaries ..............................        1,128,546         1,080,210
     Advertising and promotion .............           18,522           124,621
     Contract services .....................          220,739            78,468
     Rent ..................................          217,911           167,987
     Travel and entertainment ..............           53,079            57,378
     Depreciation ..........................           76,117           108,543
     Other operating expenses ..............          758,526           729,004
                                                  -----------       -----------
       Total Operating Expenses ............        2,473,440         2,346,211
                                                  -----------       -----------
Net Operating (Loss) .......................       (1,340,852)         (501,854)

Interest expense ...........................          (26,833)          (38,534)
Loss on asset write off ....................         (802,308)             --
Other income ...............................           31,934            89,011
                                                  -----------       -----------
Net (Loss) .................................      $(2,138,059)      $  (451,377)
                                                  ===========       ===========
Provision for Preferred Dividends ..........          (34,400)          (28,666)
                                                  -----------       -----------
Net (Loss) to Common Shareholders ..........      $(2,172,459)      $  (480,043)
                                                  ===========       ===========
Net Income (Loss) per Common Share .........      $      (.73)      $      (.20)
                                                  ===========       ===========
Weighted Average Shares Outstanding ........        2,996,324         2,246,348
                                                  ===========       ===========

    The accompanying notes are an integral part of the financial statements.

              ENHANCED COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES
                               OF CASH FLOWS
                                (Unaudited)

                                                      Six Months      Six Months
                                                        Ended           Ended
                                                        May 31          May 31
                                                         1998            1997
                                                     -----------      ---------
Cash Flows from Operating Activities:
     Net (loss) ................................     $(2,172,459)     $(480,043)
     Adjustments to reconcile net
      loss to net cash used
      in operating activities
      Write down of goodwill ...................         710,304           --
        Depreciation and amortization ..........         128,733        187,467
        (Decrease) in accounts payable
          and accrued expenses .................         185,214        (62,765)
        (Increase) decrease in
          accounts receivable ..................      (1,214,768)       226,921
        (Increase) decrease in
          inventory ............................         250,352       (223,318)
     Other, net ................................          51,049        (29,655)
                                                     -----------      ---------
Net Cash (Used in) Operating
 Activities ....................................      (2,061,575)      (381,393)
                                                     -----------      ---------
Cash Flows from Investing Activities:
     Investment in Zulu-tek, Inc. ..............      (4,045,000)          --
     Purchases of property and
       Equipment and other .....................         101,483       (130,148)
                                                     -----------      ---------
     Net Cash (Used in) Investing
       Activities ..............................      (3,943,517)      (130,148)
                                                     -----------      ---------
Cash Flows from Financing Activities:
     Increase (Repayment of) notes
       payable .................................       1,282,795       (164,579)
     Preferred stock issued ....................       3,000,000        767,546
     Proceeds from notes and mortgage
       payables ................................            --
Common stock issued ............................       1,579,266         60,000
                                                     -----------      ---------
     Net Cash Provided by Financing
       Activities ..............................       5,862,061        662,967
                                                     -----------      ---------
Increase (decrease) in cash ....................        (143,031)       151,426

Cash, Beginning of Period ......................         262,510        156,432
                                                     -----------      ---------
Cash, End of Period ............................     $   119,479      $ 307,858
                                                     ===========      =========
Interest Paid ..................................     $    12,280      $  38,534
                                                     ===========      =========
Income Taxes Paid ..............................     $      --        $    --
                                                     ===========      =========

    The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1998 and 1997

(1)  ORGANIZATION

     Enhanced Services Company, Inc. (the Company) a Colorado corporation, was incorporated in 1987.

     The Company began, in May 1998, consolidating its facilities in North Bergan, New Jersey and Houston, Texas into the Irvine, California facility. The move is expected to be completed by the end of July, 1998. The Company is closing it's NB Engineering, Inc. subsidiary in Crofton, Maryland.

     The Company's administrative offices also were relocated from Houston, Texas to El Segundo, California in May 1998.

     The consolidated financial statements include the accounts of ESC and subsidiaries since acquisition or formation. All intercompany accounts and transactions have been eliminated.

(2)  UNAUDITED STATEMENTS

     The balance sheet as of May 31, 1998, the statements of income for the three and six month periods ended May 31, 1998 and May 31, 1997 and the statement of cash flow for the six month period ended May 31, 1998 and May 31, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1998, and for all periods presented, have been made.

(3)  STOCK DIVIDEND

     During May, 1998 the Company effected a one for one stock dividend/ two for one stock split. All references to common stock in the financial statements have been retroactively adjusted.

(4)  ACQUISITION AGREEMENT

     Effective March 3, 1998, the Company entered into a securities acquisition agreement pursuant to which the Company issued 220,000 pre-dividend common shares or approximately 19% of its common shares and 1,000,000 shares of a new class of nonvoting preferred shares, $3.00 par value per share, in exchange for stock held by exchanging parties in an interactive advertising and marketing corporation (the Zulu-tek trancaction). The preferred shares of the Company are convertible into common shares at the Company's option only after shareholder approval at a meeting called for that purpose and have a liquidation preference which is junior to the previously issued preferred shares of the Company. In connection with the transaction, the holder of the Company's $500,000 accounts receivable collateralized loan agreed, subject to consent to the loan participants, to convert the loan into equity.

     Pursuant to the acquisition agreement, the business of Zulu-tek, Inc. increasingly has been operated by the management of the Company and has provided working capital in furtherance of the Company's business strategy. The management of the Company and Zulu-tek, Inc. anticipate that they will submit to a vote of the shareholders of Zulu-tek, Inc. a transaction pursuant to which there will be a business combination of the two companies.

(5)  CONSULTING AGREEMENT

     On April 1, 1998 the Company entered into an agreement with Kennedy Miles Creative Communication, LTD, (KMCC). Pursuant to the agreement, KMCC shall provide consulting services to the Company for a term of one year. As consideration for services rendered by KMCC, the Company issued common stock purchase warrants exercisable to purchase, in the aggregate 75,000 pre-dividend shares at $2.00 per share. During the second quarter of 1998, 75,000 pre-dividend warrants were exercised and the difference between the exercise price of the warrants and the market value of the shares amounting to $150,000 was expensed.

     On March 15, 1998 the Company entered into an agreement with Richard A. Fisher (RAF). Pursuant to the agreement, RAF shall provide consulting services to the Company for a term of one year. As consideration for services rendered by RAF, the Company issued common stock purchase warrants exercisable to purchase, in the aggregate 50,000 pre-dividend shares at $4.00 per share. During the second quarter of 1998, 50,000 pre-dividend warrants were exercised.

(6)  WORKING CAPITAL NOTE

     The Company executed a $2,000.000 subordinated working capital note with Netvest Capital Partners, LP. The note proceeds may LP fund operations of both the Company and Zulu-tek, Inc. Funds advanced under the note at May 31, 1998 were $1,045,556.

(7)  SUBSEQUENT EVENTS

     As discussed above, the Company and Zulu-tek are continuing to pursue a joint business plan and are currently seeking private placement funding to meet the capital requirements of their strategic business plan.

     On July 10, 1998, the Company reported that it had a letter of intent to acquire eCommerce Corp., for cash and stock. The transaction is currently being finalized and is expected to be implemented through definitive agreements during the current quarter.

     Item 2. Management's Discussion and Analysis of Financial Conditions and results of Operations

     OVERVIEW

     Enhanced Services Company, Inc. (the "Company") historically, through it's Laptop Solutions - Texas and California subsidiaries, provided certain services to the portable computing community. The Company, in a move to consolidate and eliminate duplicate facilities moved all it's operations to Irvine, California. Because of the consolidation of Laptop Solutions - Texas and California, the following discussion has been combined into one presentation. The Company plans to concentrate more of its efforts in the custom engineering products and services. The Company has offered digital video compression and DVD-Video services through it's NB Digital Solutions subsidiary in Crofton, Maryland. NB Digital has sustained substantial losses since it's acquisition in 1995 and in view of the investment required to continue and the uncertainty of achieving profitability, the Company ceased NB Digital operations in May, 1998 and the operating results are reflected as "Discontinued" in the following discussions.

     The Company's second fiscal quarter ended May 31, 1998 and the six month comparable period of 1997 are referred to in the discussions below as 1998 and 1997, respectively.


     COMBINED OPERATIONS OF LAPTOP SOLUTIONS -- TEXAS AND CALIFORNIA

     Laptop Solutions results of operations for six month period ended May 31, 1998 and 1997 are summarized and discussed below: The operation of NB Digital Solutions, Inc. has been presented as other expense titled "Discontinued operations"

                                                                          Change
                                           1998              1997           %
                                        -----------      -----------
Sales .............................     $ 1,805,990      $ 2,349,326       (23)%
Cost of sales exclusive of
  depreciation and salaries) ......         875,936        1,119,782       (22)%
                                        -----------      -----------
Gross Profit ......................         930,054        1,229,544       (24)%

Operating & Other Expenses ........       1,901,999        1,545,303        23%
                                        -----------      -----------
Net Operating Income ..............        (971,945)        (315,759)     (208)%

Other Income ......................          31,756           69,840       (54)%
                                        -----------      -----------
Net Income ........................     $  (940,189)     $  (245,919)     (282)%
                                        -----------      -----------
Discontinued Operation ............     $(1,197,873)     $  (217,717)     (449)%

Net Loss ..........................     $(2,138,059)     $  (205,458)     (941)%
                                        ===========      ===========

SALES: Revenue from upgrade and enhancement sales decreased $481,525 from $1,013,764 in 1997 to $532,239 in 1998, a decrease of 48%, while the per unit revenue and volume continue to decline as a result of competitive pressure and technological change. Revenue from Compatibility Plus(TM) sales, the removable hard disk pak, decreased $136,525 to $71,790 in 1998, from $208,316 in 1997 as demand for the pak declines. Revenues from repair and contract maintenance services decreased from $437,678 in 1997 to $438,113 in 1998 from $875,791 in 1997, a decrease of 50%. Management believes the decrease is a result of certain manufacturers extending the warranty period to three years from one year. Also, certain manufacturers have begun to compete for the repair business by opening depot repair facilities. Revenues from engineered products that began shipping in the first quarter of 1998 amounted to $398,188. Demand for the product, a wireless modem that was custom designed with Panasonic Personal Computer Company is expected to remain strong through the third and fourth quarter of 1998. Revenue from CVAR 2000(TM) increased $150,832 in 1998 to $324,781 from $173,949 in 1997 as demand for the anti-reflective film application increased.

COST OF SALES: Cost of sales of upgrade, enhancements, and the removable hard disk paks declined $210,178 in 1998 from $501,550 in 1997, a 42% decrease that was primarily the result of declining demand.. Cost of sales of repair and contract services decreased $198,595 in 1998 to $187,957 from $386,552, a decrease of 51% as a result of declining demand and competition. Cost of sales of CVAR 2000 increased $38,354 from $88,354 in 1997 to $126,873 in 1998 as a result of increased sales. All other direct cost of sales, primarily freight expense, decreased $40,264 to $11,814 in 1998 from $52,078 in 1997, primarily as a result of the decline in the volume of shipments.

OPERATING AND OTHER EXPENSES: Salaries and related payroll cost in 1998 amounted to $1,035,442 as compared to $888,931 in 1997, an increase of 16%. Personnel and related cost increases were primarily due to increased administrative personnel. Advertising costs declined $79,696 from $96,818 in 1997 to $17,122 in 1998, a decrease of 82%, due to cancellation of ineffective advertising. Computer expense decreased $8,449 in 1998 to $31,471 from $39,920 in 1997 as a result of increasing the computer network capacity and capabilities in 1997. Laptop Solutions-Texas was charged rent for its office and warehouse space by the Company of $51,996 for 1997 when the Company owned the building. The building was sold in August, 1997 and Laptop leased it's existing space from the purchasers of the building for the then market rate of $75,864, an increase of $23,868. Also, the California facility size was increased to accommodate the production of engineered products and CVAR 2000, resulting in additional rent of $33,058 in 1998 to $64,614 from $31,556 in 1997. Professional fees increased $61,952 to $114,115 in 1998 from $52,163 in 1997, primarily as a result of increased legal and auditing cost. All other general and administrative expenses declined $14,070 for the comparative period. Consulting fees in the amount of $150,000 in connection with the exercise of warrant, and described in the notes to the financial statement, were expensed in 1998.

DISCONTINUED OPERATIONS: NB Digital Solutions operations were discontinued in May 1998. Sales declined $400,880 in 1998 to $305,921 from $706,801 in 1997 and gross profit from such sales declined $412,158 to $202,534 for the period. Operating expenses amounted to $596,826 in 1998, a decrease of $243,172 from $839,998 in 1997. Goodwill in the amount of $657,688 and loss on disposition of assets amounted to $143,112. Cost of discontinuing the operation is anticipated to continue through the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      At May 31, 1998, the Company had stockholders' equity totaling $3,882,075, as compared to $1,496,050 at November 30, 1997, an increase of $2,386,025. The increase resulted from; execution of a Securities Acquisition Agreement and filed on Form 8-K on March 6, 1998, resulting in the issuance of 220,000 pre-dividend common shares at the then market price of $4.75, and issuance of 1,000,000 shares of preferred stock, par value of $3.00 per share. The net increase from the transaction amounted to $4,045,000. As a result of the march transactions involving the Company and Zulu-tek, the Company and

Zulu-tek have continued to operate as separate corporate entities but the operations have increasingly been undertaken in a single business strategy and joint business plan being pursued by the two entities and operated by the management of the Company. The Company has provided working capital in furtherance of the combined business strategy to continue to focus increasingly on interactive advertising and marketing activities. During the quarter, 75,000 pre-dividend common stock purchase warrants at $2.00 per share were exercised pursuant to a consulting agreement with Kennedy Miles and Associates with gross proceeds in the amount of $300,000 before a discount of $150,000 that was charged to current operations. 50,000 pre-dividend common stock purchase warrants were exercised pursuant to a consulting agreement with Richard A. Fisher at $4.00 per share with net proceeds of $200,000. Other shares were issued pursuant to consulting agreement with Creative Business Strategies, Wall Street Financial and the Employees Stock Option Plan and amounted to $34,265.

      The Company's working capital was $691,222 as compared to $337,799 on November 30, 1997, an increase of $353,423. The increase was primarily the result of an increase in receivables in the amount of $1,214,768, while inventory and cash declined $393,383. Accounts payable and current notes payable increased $468,009.

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

               (a) Form 8-K filed
                   March 19, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENHANCED SERVICES COMPANY, INC.

By /s/ R. C. SMITH                                 Date    7/20/98
        Treasurer