Form 10QSB
period 1998-08-31
ENHANCED SERVICES CO INC
filed 1998-10-15
CIK 830489

            FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended August 31, 1998

                                       or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934. For the transition period from         to

                         Commission File Number 0-24256

                         ENHANCED SERVICES COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                              84-1075908
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

 3415 South Sepulveda Blvd., Suite 500                              90034
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (310) 397-3003
                                 --------------
              (Registrant's telephone number, including area code)

                                      None
                                      ----
        (Former name, former address and former fiscal year, if changed since last report.)

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

                              [ X ] Yes     [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 25, 1998, Registrant had 3,245,118 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Part I.  Financial Information

         Item I.  Financial Statements

                               Consolidated Balance Sheets as of August 31,
                                 1996 (Unaudited) and November 30, 1997                            2

                               Consolidated Statements of Operations, Three
                                 Months Ended August 31, 1998 and
                                 August 31, 1997 (Unaudited)                                       3

                               Consolidated Statements of Operations, Nine
                                 Months Ended August 31, 1998 and
                                 August 31, 1997 (Unaudited)                                       4

                               Consolidated Statement of Changes in Stock-
                                 holders' Equity from November 30, 1997
                                 through August 31, 1998 (Unaudited)                               5

                               Consolidated Statements of Cash Flows,
                                 Three Months Ended August 31, 1998 and
                                 August 31, 1997 (Unaudited)                                       6

                               Consolidated Statements of Cash Flows,
                                 Nine Months Ended August 31, 1998 and
                                 August 31, 1997 (Unaudited)                                       7

                               Notes to Consolidated Financial Statements                          8

           Item 2.  Management's Discussion and Analysis of
                        Financial Conditions and Results of  Operations                            9

Part II.  Other Information                                                                       11

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               August 31      November 30
                                                                                  1998            1997
                                                                              -----------     -----------
Current Assets
          Cash in bank                                                        $    63,059     $   262,510
          Inventory                                                               254,826         499,814
          Accounts receivable, net of allowance
            for doubtful accounts                                                 585,178         624,671
          Other receivables                                                     2,333.249
          Other current assets                                                    177,391         145,173
                                                                              -----------     -----------
            Total Current Assets                                                3,413,703       1,532,168

Property and equipment, net of accumulated  depreciation                          108,661         355,868
Goodwill, net of accumulated amortization                                               0         710,304
Investment in Zulu-tek, Inc.                                                    4,045,000               0
Other assets                                                                       19,708          92,079
                                                                              -----------     -----------

Total Assets                                                                  $ 7,587,072     $ 2,690,419
                                                                              ===========     ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable and accrued expenses                               $ 1,127,895     $   669,326
          Notes payable, current portion                                          908,500         517,261
          Other current liabilities                                               106,945           7,782
                                                                              -----------     -----------
            Total Current Liabilities                                           2,143,340       1,194,369

Notes payable, net of current portion                                           2,266,249              --
                                                                              -----------     -----------

            Total Liabilities                                                   4,409,589       1,194,369
                                                                              -----------     -----------

Stockholders' Equity:
          Preferred stock - $.001 par value
            5,000,000 shares authorized, 8,000 issued and outstanding
           8.6% cumulative preferred  (Liquidation preference of $800,000)              8              --
          Preferred stock - $3.00 par value                                     3,000,000              --
          Common stock - $.001 par value,  15,000,000 shares authorized;
            1,123,174 shares issued and
            outstanding                                                             3,208           1,103
          Additional paid-in capital                                            5,170,806       3,229,957
          Retained earnings                                                    (4,996,539)     (1,735,041)
                                                                              -----------     -----------
            Total Stockholders' Equity                                          3,177,483       1,496,050
                                                                              -----------     -----------

Total Liabilities and Stockholders' Equity                                    $ 7,587,072     $ 2,690,419
                                                                              ===========     ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months      Three Months
                                                     Ended             Ended
                                                   August 31         August 31
                                                      1998              1997
                                                  -----------       -----------
Revenue:
       Sales                                      $   563,314       $ 1,477,284
       Cost of sales (exclusive
         of depreciation and salaries
         shown separately below)                      134,010           749,687
                                                  -----------       -----------
          Gross Profit                                429,304           727,597
                                                  -----------       -----------

Operating Expenses
       Salaries                                       242,207           584,283
       Advertising and promotion                        5,156            82,701
       Contract services                               45,044           107,298
       Rent                                           131,114            98,997
       Travel and entertainment                        17,730            44,640
       Depreciation/amortization                       21,300            55,378
       Other operating expenses                       422,731           420,063
                                                  -----------       -----------
         Total Operating Expenses                     885,282         1,393,360
                                                  -----------       -----------

Net Operating (Loss)                                 (455,978)         (665,763)

Interest Expense                                      (14,311)          (28,391)
Gain from disposition of property                          --           719,562
Other Expense                                        (600,000)               --
Other Income                                           19,233             5,971
                                                  -----------       -----------

Net income (loss)                                 $(1,051,056)      $    31,379
                                                  ===========       ===========

Provision for preferred dividends                      17,200            17,201
                                                  -----------       -----------

Net Income (Loss) to Common
 Shareholders                                     $(1,068,256)      $    14,178
                                                  ===========       ===========

Net Income (Loss) per Common Share                $      (.34)      $       .01
                                                  ===========       ===========

Weighted Average Shares Outstanding                 3,096,408         2,233,014
                                                  ===========       ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Nine Months       Nine Months
                                                     Ended             Ended
                                                   August 31         August 31
                                                      1998              1997
                                                  -----------       -----------
Revenue:
       Sales                                      $ 2,675,226       $ 4,533,411
       Cost of sales (exclusive
         of depreciation and salaries
         shown separately below)                    1,113,331         1,961,457
                                                  -----------       -----------
          Gross Profit                              1,561,895         2,571,954
                                                  -----------       -----------

Operating Expenses
       Salaries                                     1,370,753         1,664,493
       Advertising and promotion                       23,680           207,322
       Contract services                              265,781           185,766
       Rent                                           349,025           266,984
       Travel and entertainment                        70,809           102,018
       Depreciation/amortization                      150,033           163,921
       Other operating expenses                     1,081,212         1,149,067
                                                  -----------       -----------
         Total Operating Expenses                   3,311,293         3,739,571
                                                  -----------       -----------

Net Operating (Loss)                               (1,749,398)       (1,167,617)

Interest Expense                                      (41,144)          (66,925)
Gain from disposition of property                          --           719,562
Other Expense                                      (1,431,624)               --
Other Income                                           33,050            94,982
                                                  -----------       -----------

Net (loss)                                        $(3,189,116)      $  (419,998)
                                                  ===========       ===========

Provision for preferred dividends                      51,600            45,867
                                                  -----------       -----------

Net (Loss) to Common Shareholders                 $(3,240,716)      $  (465,865)
                                                  ===========       ===========

Net Income (Loss) per Common Share                $     (1.05)      $      (.21)
                                                  ===========       ===========

Weighted Average Shares Outstanding                 3,096,408         2,233,014
                                                  ===========       ===========




The accompanying notes are an integral part of the financial statements.

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   From November 30, 1997 through Aug 31, 1998
                                   (Unaudited)

                                                                              Common Stock           Additional
                                           Preferred       Stock                                       Paid-in
                                           No./Shares      Amount        No./Shares      Amount        Capital
                                           ----------    -----------     ----------    -----------    -----------
Balance at November 30, 1997                    8,000    $         8      1,125,489    $     1,126    $ 3,229.957


Securities issued on acquisition of
Zulu-tek Interest:
    Common Stock                                                            220,000            220      1,044,779

    Preferred shares, $3.00 par value       1,000,000      3,000,000

Common stock issued for:
    a) Exercise of ESOP                                                       6,670              7         29,382

    b) Exercise of warrants                                                 139,500            140        540,365

1:1 stock dividend at May 22, 1998                                        1,492,580          1,493         (1,493)

Common stock issued for:
    a) Exercise of warrants                                                 168,750            168        273,205

    b) Consulting services                                                   54,667             55         54,611

Preferred stock dividends

Net (loss) for the nine months ended
Aug 31, 1998


                                            ---------    -----------      ---------    -----------    -----------
Balance                                     1,008,000    $ 3,000,008      3,207,656    $     3,209    $ 5,170,806
                                            =========    ===========      =========    ===========    ===========



                                                Accumulated
                                                 (Deficit)         Total
                                                -----------     -----------
Balance at November 30, 1997                    $(1,755,823)     $1,475,268


Securities issued on acquisition of
Zulu-tek Interest:
    Common Stock                                                  1,044,999

    Preferred shares, $3.00 par value                             3,000,000

Common stock issued for:
    a) Exercise of ESOP                                              29,389

    b) Exercise of warrants                                         540,505

1:1 stock dividend at May 22, 1998

Common stock issued for:
    a) Exercise of warrants                                         273,373

    b) Consulting services                                           54,666

Preferred stock dividends                           (51,601)        (51,601)

Net (loss) for the nine months ended
Aug 31, 1998                                     (3,189,116)     (3,189,116)


                                                -----------     -----------
Balance                                         $(4,996,540)    $ 3,177,483
                                                ===========     ===========



The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Three Months      Three Months
                                                      Ended            Ended
                                                    August 31        August 31
                                                       1998             1997
                                                   -----------      -----------
Cash Flows from Operating Activities:
       Net income (loss)                           $(1,068,256)     $    14,178
       Adjustments to reconcile net
        income to net cash used
        in operating activities
       Depreciation and amortization                    21,300           94,840
          (Decrease) in accounts payable
           and accrued expenses                        314,156         (133,949)
          (Increase) decrease in
           accounts receivable                      (1,487,406)         (11,844)
          (Increase) decrease in
           inventory                                    10,993           70,925
          Other, net                                    62,325         (124,271)
                                                   -----------      -----------
Net Cash (Used in) Operating
        Activities                                  (2,146,888)         (90,121)
                                                   -----------      -----------
Cash Flows from Investing Activities:
       (Purchases) of property and
        equipment                                        4,309               --
       Disposition of property                              --          814,603
                                                   -----------      -----------
       Net Cash Provided by (Used in)
        Investing Activities                             4,309          814,603
                                                   -----------      -----------
Cash Flows from Financing Activities:
       (Repayment) from notes and
        mortgages payable                                   --         (606,678)
       Proceeds from notes payable                   1,724,693               --
       Common stock issued                             365,140               --
                                                   -----------      -----------
       Net Cash Provided by (Used in)
        Financing Activities                         2,089,833         (606,678)
                                                   -----------      -----------
Increase (Decrease) in cash                             52,746          117,804

Cash, Beginning of Period                               10,313          307,858
                                                   -----------      -----------

Cash, End of Period                                $    63,059      $   425,662
                                                   ===========      ===========

Interest Paid                                      $    14,311      $    28,391
                                                   ===========      ===========

Income Taxes Paid                                  $        --      $        --
                                                   ===========      ===========



The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                    August 31        August 31
                                                       1998             1997
                                                   -----------      -----------
Cash Flows from Operating Activities:
       Net (loss)                                  $(3,240,716)     $  (465,865)
       Adjustments to reconcile net
        income to net cash used
        in operating activities
           Write down of goodwill                      710,304
          Depreciation and amortization               (181,821)         282,307
          Increase (decrease) in accounts
           payable and accrued expenses                458,569         (196,714)
          (Increase) decrease in accounts
           receivable                               (2,293,756)         215,077
          (Increase) in inventory                      244,988         (152,393)
           Other, net                                  (66,945)        (153,926)
                                                   -----------      -----------
Net Cash (Used in) Operating
 Activities                                         (4,369,377)        (471,514)
                                                   -----------      -----------
Cash Flows from Investing Activities:
         Investment in Zulu-tek, Inc.               (4,045,000)
       Purchases of property and equipment
       and other disposition of property               613,381          684,455
                                                   -----------      -----------
       Net Cash Provided by (Used in)
        Investing Activities                        (3,431,619)         684,455
                                                   -----------      -----------
Cash Flows from Financing Activities:
       (Repayment) of notes payable                     (8,761)        (771,257)
       Preferred stock issued                        3,000,000          767,546
       Proceeds from notes and mortgage
        payables                                     2,666,249               --
       Common stock issued                           1,944,057           60,000
                                                   -----------      -----------
       Net Cash Provided by Financing
        Activities                                   7,601,545           56,289
                                                   -----------      -----------
Increase (decrease) in cash                           (199,451)         269,230

Cash, Beginning of Period                              262,510          156,432
                                                   -----------      -----------

Cash, End of Period                                $    63,059      $   425,662
                                                   ===========      ===========

Interest Paid                                      $    41,144      $    66,925
                                                   ===========      ===========

Income Taxes Paid                                  $        --      $        --
                                                   ===========      ===========


The accompanying notes are an integral part of the financial statements.

ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 1998 and 1997

(1)  Organization

     Enhanced Services Company, Inc. (the Company) a Colorado corporation, was incorporated in 1987.

     The Company began, in May 1998, consolidating its facilities in North Bergan, New Jersey and Houston, Texas into the Irvine, California facility. The move was completed by the end of July 1998. The Company closed its NB Engineering, Inc. subsidiary in Crofton, Maryland in May 1998.

     The Company's administrative offices also were relocated from Houston, Texas to El Segundo and subsequently to Los Angeles, California in May 1998.

     The consolidated financial statements include the accounts of ESC and subsidiaries since acquisition or formation. All inter-company accounts and transactions have been eliminated.



(2)  Unaudited Statements

     The balance sheet as of August 31, 1998, the statements of income for the three and nine month periods ended August 31, 1998 and August 31, 1997 and the statement of cash flow for the three and nine month period ended August 31, 1998 and August 31, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1998, and for all periods presented, have been made.

(3)  Stock Dividend

     During May 1998 the Company effected a one for one stock dividend/two for one stock split. All references to common stock in the financial statements have been retroactively adjusted.

(4)  Acquisition Agreement

     Effective March 3, 1998, the Company entered into a securities acquisition agreement pursuant to which the Company issued 220,000 pre-dividend common shares or approximately 19% of its common shares and 1,000,000 shares of a new class of nonvoting preferred shares, $3.00 par value per share, in exchange for stock held by exchanging parties in an interactive advertising and marketing corporation (the Zulu-tek transaction). The preferred shares of the Company are convertible into common shares at the Company's option only after shareholder approval at a meeting called for that purpose and have a liquidation preference which is junior to the previously issued preferred shares of the Company. In connection with the transaction, the holder of the Company's $500,000 accounts receivable collateralized loan agreed, subject to the consent of the loan participants, to convert the loan into equity.

(5)  Subsequent Acquisition Agreement

     Effective September 16, 1998, the Company entered into an acquisition agreement to acquire the assets and certain liabilities of Zulu-tek, Inc., in exchange for convertible preferred stock. The convertible preferred stock will, if approved by the shareholders at the shareholder meeting currently set for November 20, 1998, convert into 5,200,00 shares of common stock.

(6)  Consulting Agreement

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

(7)  Working Capital Note/Equity

     The Company executed a $3,000,000 subordinated working capital note with Netvest Capital Partners, LP. The note proceeds may fund operations of the Company and the business combination. Funds advanced under the note to the Company at August 31, 1998 were $2,266,249. Netvest Capital Partners, LP, subsequent to August 31, 1998, has agreed to convert the working capital note to equity.

(8)  Advances to Zulu-Media

     The Company entered into a working capital agreement with Zulu-Media whereby the Company will provide working capital. The agreement provides for repayment upon demand by the Company.

Item 2. Management's Discussion and Analysis of Financial Conditions and results of Operations

       Overview

       Enhanced Services Company, Inc. (the "Company") historically, through it's Laptop Solutions -Texas and California subsidiaries, provided certain services to the portable computing community. The Company, in a move to consolidate and eliminate duplicate facilities moved all it's operations to Irvine, California. Because of the consolidation of Laptop Solutions -Texas and California, the following discussion has been combined into one presentation and will not be entirely comparable. The Company plans to concentrate more of its efforts in the custom engineering products and services. The Company, until May 1998, offered digital video compression and DVD-Video services through it's NB Digital Solutions subsidiary in Crofton, Maryland. NB Digital sustained substantial losses since it's acquisition in 1995 and in view of the investment required to continue its' operation and the uncertainty of achieving profitability, the Company ceased NB Digital operations in May, 1998 and the operating results are reflected as "Discontinued" in the following discussions.

       The Company's second fiscal quarter ended August 31, 1998 and the nine-month comparable period of 1997 are referred to in the discussions below as 1998 and 1997, respectively.

       COMBINED OPERATIONS OF LAPTOP SOLUTIONS -- CALIFORNIA & TEXAS

       Laptop Solutions - Results of operations for nine month period ended August 31, 1998 and 1997 are summarized and discussed below: The discontinued operation of NB Digital Solutions, Inc. has been presented as other expense titled "Discontinued operations"

                                                                            Change
                                             1998            1997              %
                                             ----            ----           ------
       Sales                             $ 2,369,305     $ 3,598,980         (34)%
       Cost of sales
            exclusive of depreciation
            and salaries)                  1,009,944       1,833,976         (45)%
                                         -----------     -----------

       Gross Profit                        1,359,361       1,765,004         (23)%

       Operating &
            Other Expenses                 3,116,830       2,389,489          30 %
                                         -----------     -----------

       Net Operating Income (Loss)        (1,757,469)       (624,485)       (181)%

       Other Income                            2,004          96,717         (97)%
                                         -----------     -----------

       Net Income (Loss)                 $(1,168,288)    $  (680,991)        (72)%
                                         -----------     -----------

       Discontinued Operation            $(1,433,651)    $  (611,338)       (134)%

       Net Loss                          $(3,189,116)    $  (419,998)       (659)%
                                         ===========     ===========

SALES: Revenue from upgrade and enhancement sales decreased $772,831 from $1,394,867 in 1997 to $622,036 in 1998, a decrease of 55%, while the per unit revenue and volume continue to decline as a result of competitive pressure and technological change. Revenue from Compatibility Plus(TM) sales, the removable hard disk pak, decreased $205,780 to $71,790 in 1998, from $277,570 in 1997 as demand for the pak continues to decline. Revenues from repair and contract maintenance services decreased from $683,296 in 1997 to $496,655 in 1998 from $1,179,951 in 1997, a decrease of 57%. Management believes the decrease is a result of certain manufacturers extending the warranty period to three years from one year and reducing the warranty reimbursement to the service provider. Also, certain manufacturers have begun to compete with its service provider for the repair business by opening depot repair facilities. Revenues from engineered products that began shipping in the first quarter of 1998 amounted to $685.357. Demand for the product, a wireless modem that was custom designed with Panasonic Personal Computer Company is expected to remain strong through the third and fourth quarter of 1998. Revenue from CVAR 2000(TM) decreased $132,250 in 1998 to $494,467 from $625,717 in 1997 as demand for the anti-reflective film application declined.

COST OF SALES: Cost of sales of upgrade, enhancements, declined $398,090 in 1998 from $733,153 in 1997, a 54% decrease that was primarily the result of declining demand. Cost of sales for the removable hard disk pak declined $121,794 to $38,074 in 1998 from $159,868 in 1997, a decline of 76% as the hard disk pak sales decline. Cost of sales of repair and contract services decreased $348,773 in 1998 to $159,113 from $507,886, a decrease of 69% as a result of declining demand and competition. Cost of sales of CVAR 2000 decreased $160,586 from $346,765 in 1997 to $186,179 in 1998 as a result of declining sales. All other direct cost of sales, primarily freight expense, decreased $132,996 to $42,007 in 1998 from $175,003 in 1997, primarily as a result of the decline in the volume of shipments.

OPERATING AND OTHER EXPENSES: Salaries and related payroll cost in 1998 amounted to $839,617 as compared to $1,118,022 in 1997, a decrease of 26%. The decrease in personnel and related cost was primarily due to consolidating the Houston and New Jersey facility to Irvine California. Insurance cost in 1998 amounted to $86,552 as compared to $101,807 in 1997, a decrease of 15%. The decrease was primarily the result of the facility consolidation. Advertising costs declined $154,439 from $176,719 in 1997 to $22,280 in 1998, a decrease of 87%, due to cancellation of ineffective advertising. Computer expense decreased $48,761 in 1998 to $39,945 from $88,706 in 1997 as a result of increasing the computer network capacity and capabilities in 1997. Laptop Solutions-Texas was charged rent for its office and warehouse space by the Company of $131,003 for 1997 when the Company owned the building. The building was sold in August 1997 and Laptop leased its existing space from the purchasers of the building for the then market rate of $203,992, an increase of $72,989. The cost of the Houston lease continued through August 1998. Also, the California facility size was increased to accommodate the production of engineered products and CVAR 2000, resulting in additional rent of $49,738 in 1998 to $113,516 from $63,778 in 1997.
Professional fees increased $61,952 to $114,115 in 1998 from $52,163 in 1997, primarily as a result of increased legal and auditing cost. Consulting fees in the amount of $150,000 in connection with the exercise of warrant, were expensed in 1998.

DISCONTINUED OPERATIONS: NB Digital Solutions operations were discontinued in May 1998. Sales declined $628,510 in 1998 to $305,921 from $934,431 in 1997 and gross profit from such sales declined $604,227 to $202,534 for the period. Operating expenses amounted to $635,383 in 1998, a decrease of $628,213 from $1,263,598 in 1997. Goodwill in the amount of $657,688 and loss on disposition of assets amounted to $143,112. Cost of discontinuing the operation has been estimated to be $200,000 and such amount has been reserved for that purpose.

LIQUIDITY AND CAPITAL RESOURCES

       At August 31, 1998, the Company had stockholders' equity totaling $3,177,483, as compared to $1,496,050 at November 30, 1997, an increase of $1,681,433. The increase of $1,1681,433 resulted from additional capital, offset by operation losses. The capital included the issuance of 220,000 pre-dividend common shares at the then market price of $4.75, and issuance of 1,000,000 shares of preferred stock, stated value of $3.00 per share for an aggregate of $4,045,000. In addition, during the quarter: 75,000 pre-dividend common stock purchase warrants at $2.00 per share were exercised pursuant to a consulting agreement with Kennedy Miles and Associates resulting in gross proceeds of $300,000 before a discount of $150,000 charged to current operations; a 50,000 pre-dividend common stock purchase warrants at $4.00 per share were exercised pursuant to a consulting agreement with Richard A. Fisher resulting in net proceeds of $200,000; Creative Business Strategies exercised 7,500 pre-dividend common stock purchase warrants at $2.00 per share and 85,000 post-dividend common stock purchase warrants at prices from $1.00 to $2.00 per share with net proceeds of $138,875. Wall Street Financial exercised 8,500 pre-dividend common stock purchase warrants at $3.00 per share and 83,000 post-dividend common stock purchase warrants at prices of $1.50 to $2.00 per share resulting in net proceeds of $175,000; and, shares were issued pursuant to the 1992 Stock Option Plan resulting in proceeds of $29,389. The loss for the nine-month period ended August 31, 1998 amounted to $3,189,116.

       The Company's working capital was ($144,331) as compared to $337,799 on November 30, 1997, a decrease of $481,130. The decrease was primarily the result of a $879,063 increase in receivables and a $444,439 reduction in cash and an increase of $849,805 in accounts payable and short-term notes.

       The Company sought up to $50,000,000 in private placement and equity during the second and third quarters but the financing was not successful, primarily because the market did not respond to a placement premised on a combined business plan by two separate entities. Consequently, as a result of the incomplete financing and the advances to Zulu-tek, as well as costs of consolidating the Laptop facilities, during the third quarter, the Company has deferred certain payables, pending proceeds of additional funding being pursued by the Company. On September 18, 1998, the Company entered into a letter of intent for a private placement of up to $20,000,00 in preferred equity, of which $1,050,000 was funded on October 13, 1998. The balance is expected to be funded by the end of the Company's fiscal year on November 30, 1998, and will be applied, along with operating funds to the Company's operating obligations and to implement the combined business plan and other capital needs. In that connection, effective September 14, 1998, the Company announced the acquisition of the assets and certain liabilities of Zulu-tek, Inc. in exchange for preferred stock to be converted to 5,200,000 shares of common stock, after shareholder approval at a shareholder meeting currently set for November 20, 1998.

       The Company has historically relied on cash from equity and debt funding and the exercise of options and warrants to supplement its operating funds. Management believes that revenue generated from operations, along with funds generated by financing activities including the proceeds from the current private placement of equity and debt securities will be sufficient to meet Company needs and to support the business and strategic plan being undertaken by the Company for at least the next 12 months. However, there can be no assurance that anticipated operating results will be achieved or that the current private placement of funds will be completed on favorable terms and at the levels required. If the current fundings are not completed or are completed at levels or on terms which do not provide sufficient funding on acceptable terms, management will be required to modify Company strategy.

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

                     None.

Item 5.    Other Information

                     None.

Item 6.    Exhibits and Reports on Form 8-K

                     a. Form 8-K filed on March 16, 1998.

                     b. Form 8-K filed on September 28, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



ENHANCED SERVICES COMPANY, INC.



By  /s/ R. C. Smith                           Date    10/14/98
    ---------------------------                    --------------
    R. C. Smith Treasurer