Form 10QSB/A
period 1998-08-31
ENHANCED SERVICES CO INC
filed 1999-01-12
CIK 830489

               FORM 10-QSB - Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB-A

     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

                      For the period ended August 31, 1998
                                       or

     [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from _____________ to _____________

                         Commission File Number 0-24256

                         ENHANCED SERVICES COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Colorado                    84-1075908
--------------------------------------------------------------------------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

                3415 South Sepulveda Blvd., Suite 500     90034
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 397-3003
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

               2361 Rosecrans Ave., Suite 275, El Segundo CA 90245
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

                      Consolidated Statements of Operations Three
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

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                               August 31       November 30
                                                                                    1998              1997
                                                                             -----------       -----------
Current Assets
       Cash in bank                                                          $    63,059       $   262,510
       Inventory                                                                 254,826           499,814
       Accounts receivable, net of allowance
         for doubtful accounts                                                   570,450           624,671
       Accounts Receivable, discontinued operations                               14,728                --
       Other current assets                                                      177,391           145,173
                                                                             -----------       -----------
         Total Current Assets                                                  1,080,454         1,532,168

Accounts Receivable - Zulu-tek                                                 2,333,249                --
Property and equipment, net of accumulated depreciation                          108,661           355,868
Goodwill, net of accumulated amortization                                             --           710,304
Investment in Zulu-tek, Inc.                                                   4,045,000                --
Other assets                                                                      19,708            92,079
                                                                             -----------       -----------

Total Assets                                                                 $ 7,587,072       $ 2,690,419
                                                                             ===========       ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses                                 $   691,004       $   669,326
       Accounts payable, discontinued operations                                 445,391                --
       Notes payable, current portion                                            900,000           517,261
       Other current liabilities                                                 106,945             7,782
                                                                             -----------       -----------
         Total Current Liabilities                                             2,143,340         1,194,369

Notes payable, net of current portion                                          2,266,249                --
                                                                             -----------       -----------
         Total Liabilities                                                     4,409,589         1,194,369
                                                                             -----------       -----------

Stockholders' Equity:
       Preferred stock - $.001 par value
         5,000,000 shares authorized, 8,000 issued and outstanding
         8.6% cumulative preferred  (Liquidation preference of $800,000)               8                --
       Preferred stock - $3.00 par value                                       3,000,000                --
       Common stock - $.001 par value,  15,000,000 shares authorized;
         1,123,174 shares issued and outstanding                                   3,208             1,103
       Additional paid-in capital                                              5,170,806         3,229,957
       Retained earnings                                                      (4,996,539)       (1,735,041)
                                                                             -----------       -----------
         Total Stockholders' Equity                                            3,177,483         1,496,050
                                                                             -----------       -----------
Total Liabilities and Stockholders' Equity                                   $ 7,587,072       $ 2,690,419
                                                                             ===========       ===========


The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months      Three Months
                                                        Ended             Ended
                                                    August 31         August 31
                                                         1998              1997
                                                  -----------       -----------
Revenue:
     Sales                                        $   563,314       $ 1,171,363
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below)                        134,010           714,126
                                                  -----------       -----------
        Gross Profit                                  429,304           457,237
                                                  -----------       -----------

Operating Expenses
     Salaries                                         242,207           374,185
     Advertising and promotion                          5,156            79,901
     Contract services                                 45,044            96,739
     Rent                                             131,114            74,719
     Travel and entertainment                          17,730            30,734
     Depreciation/amortization                         21,300            15,000
     Other operating expenses                         384,173           234,690
                                                  -----------       -----------
       Total Operating Expenses                       846,724           905,968

Net Operating (Loss)                                 (417,420)         (448,731)

Interest Expense                                      (14,311)          (13,890)
Gain from disposition of property                          --           881,984
Other Expense                                        (400,000)               --
Other Income                                           19,233             5,641
                                                  -----------       -----------

Net income (loss) from continuing operations      $  (812,498)      $   425,004

Loss from discontinued operations                    (238,558)         (393,625)
                                                  -----------       -----------

Net income (Loss)                                 $(1,051,056)      $    31,379

Provision for preferred dividends                      17,200            17,201
                                                  -----------       -----------

Net Income (Loss) to Common
 Shareholders                                     $(1,068,256)      $    14,178
                                                  ===========       ===========

Net Income (Loss) per Common Share                $      (.34)      $       .01
                                                  ===========       ===========

Weighted Average Shares Outstanding                 3,096,408         2,233,014
                                                  ===========       ===========


The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Nine Months       Nine Months
                                                       Ended             Ended
                                                   August 31         August 31
                                                        1998              1997
                                                 -----------       -----------
Revenue:
     Sales                                       $ 2,369,305       $ 3,598,980
     Cost of sales (exclusive
       of depreciation and salaries
       shown separately below)                     1,009,944         1,833,787
                                                 -----------       -----------
        Gross Profit                               1,359,361         1,765,193
                                                 -----------       -----------

Operating Expenses
     Salaries                                      1,083,720         1,082,784
     Advertising and promotion                        22,280           176,719
     Contract services                               259,649           158,457
     Rent                                            317,508           239,675
     Travel and entertainment                         48,849            67,827
     Depreciation/amortization                       113,216            43,945
     Other operating expenses                        843,709           742,263
                                                 -----------       -----------
       Total Operating Expenses                    2,688,931         2,511,670
                                                 -----------       -----------

Net Operating (Loss)                              (1,329,570)         (746,471)

Interest Expense                                     (28,121)          (31,228)
Gain from disposition of property                         --           881,311
Other Expense                                       (429,316)               --
Other Income                                          31,542            87,737
                                                 -----------       -----------

Net Income(loss) from continuing operations      $(1,755,465)      $  (419,998)

(Loss) from discontinued operations              $(1,433,651       $  (611,341)
                                                 -----------       -----------

Net Income(Loss)                                 $(3,189,116)      $  (419,998)
                                                 ===========       ===========

Provision for preferred dividends                     51,600            45,867
                                                 -----------       -----------

Net (Loss) to Common Shareholders                $(3,240,716)      $  (465,865)
                                                 ===========       ===========

Net Income (Loss) per Common Share               $     (1.05)      $      (.21)
                                                 ===========       ===========

Weighted Average Shares Outstanding                3,096,408         2,233,014
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

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   From November 30, 1997 through Aug 31, 1998
                                   (Unaudited)


                                                                       Common Stock        Additional
                                         Preferred        Stock  ------------------------     Paid-in     Accumulated
                                        No./Shares       Amount   No./Shares       Amount     Capital       (Deficit)        Total
                                         ---------  -----------  -----------  -----------  -----------   -----------   -----------
Balance at November 30, 1997                 8,000  $         8    1,125,489  $     1,126  $ 3,229,957   $(1,755,823)  $ 1,475,268

Securities issued on acquisition of
Zulu-tek Interest:
     Common Stock                                                    220,000          220    1,044,779                   1,044,779

     Preferred shares, $3.00 par value   1,000,000    3,000,000

Common stock issued for:

     a)  Exercise of ESOP                                              6,670            7       29,382                      29,389
     b)  Exercise of warrants                                        139,500          140      540,365                     540,505

1:1 stock dividend at May 22, 1998                                 1,492,580        1,493       (1,493)

Common stock issued for:
     a)  Exercise of warrants                                        168,750          168      273,205                     273,373
     b)  Consulting services                                          54,667           55       54,611                      54,666

Preferred stock dividends                                                                                    (51,601)      (51,601)

Net (loss) for the nine months ended
Aug 31, 1998                                                                                              (3,189,116)   (3,189,116)
                                         ---------  -----------    ---------  -----------  -----------   -----------   -----------
Balance                                  1,008,000  $ 3,000,008    3,207,656  $     3,209  $ 5,170,806   $(4,996,540)  $ 3,177,483
                                         =========  ===========    =========  ===========  ===========   ===========   ===========


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

        Effective May 31, 1998, the Company discontinued the operations of NB Engineering, Inc. (NBE). NBE was in the business of providing application development and digital video compression services as well as Digital Versatile Disk (DVD-ROM) title authoring and development. After write down of assets resulting in a loss of approximately $1,002,308, the only remaining assets were accounts receivable of $14,728. The only remaining liabilities were accounts payable of approximately $436,891. Losses from operations of NBE for the nine months ended August 31, 1998 and 1997 were $1,433,651 and $611,341. The loss from operations of NBE during the three-month period ended August 31, 1997 was $393,625. There was no loss from operations of NBE during the three month ended August 31, 1998 since the operations of NBE were discontinued effective May 31, 1998.

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

(4)     Acquisition Agreement

        Effective March 3, 1998, the Company entered into a securities acquisition agreement pursuant to which the Company issued 220,000 pre-dividend common shares or approximately 19% of its common shares and 1,000,000 shares of a new class of nonvoting preferred shares, $3.00 par value per share, in exchange for stock held by exchanging parties in an interactive advertising and marketing corporation (the Zulu-tek transaction). The preferred shares of the Company are convertible into common shares at the Company's option only after shareholder approval at a meeting called for that purpose and have a liquidation preference which is junior to the previously issued preferred shares of the Company. In connection with the transaction, the holder of the Company's $500,000 accounts receivable collateralized loan agreed, subject to the consent of the loan participants, to convert the loan into equity. Effective July 13, 1998, Mr. Ken Duckman, former CEO of the Company, conveyed his 50% participation in the $500,000 loan to Netvest Capital Partners, LP. (See note 7) Also effective July 13, 1998, the Company executed a promissory note in the amount of $400,000 in exchange for a general release of all claims that Mr. Duckman may have had against the Company. The note bears interest at 6% annually and is due on June 16, 1999, except that the Company is required to apply 10% of the gross proceeds received by the Company from financing to prepay the Duckman note.

(5)     Subsequent Acquisition Agreement

        Effective September 16, 1998, the Company entered into an acquisition agreement to acquire the assets and certain liabilities of Zulu-tek, Inc., in exchange for convertible preferred stock. The convertible preferred stock will, if approved by the shareholders at the shareholder meeting convert into 5,200,000 shares of common stock.

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

(7)     Working Capital Note/Equity

        The Company executed a $2,000,000 subordinated working capital note with Netvest [HK], Ltd., the principal amount of which was subsequently increased to $3,000,000. The note is due on March 15, 2000 and bears interest at 6% per annum. The note proceeds may fund operations of the Company and the business combination. Funds advanced under the note to the Company at August 31, 1998 were $2,266,249. Netvest [HK], Ltd. subsequent to August 31, 1998, has agreed to convert the working capital note to equity upon terms and conditions to be determined.

(8)     Advances to Zulu-Media

        The Company entered into a working capital agreement with Zulu-Media whereby the Company will provide working capital. The agreement provides for repayment upon demand by the Company. Funds advanced by the Company to Zulu-Media at August 31, 1998 were $2,333,439.

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

Combined Operations of Laptop Solutions - California & Texas

        Laptop Solutions - Results of operations for nine month period ended August 31, 1998 and 1997 are summarized and discussed below: The discontinued operation of NB Digital Solutions,

Inc. has been presented as other expense titled "Discontinued operations"

                                                                                     Change
                                                   1998              1997               %
                                            -----------       -----------            ------
        Sales                               $ 2,369,305       $ 3,598,980               (34)%
        Cost of sales
             exclusive of depreciation
             and salaries)                    1,009,944         1,833,976               (45)%
                                            -----------       -----------

        Gross Profit                          1,359,361         1,765,004               (23)%

        Operating &
             Other Expenses                   3,116,830         2,389,489                30%
                                            -----------       -----------

        Net Operating Income (Loss)          (1,757,469)         (624,485)             (181)%

        Other Income                              2,004            96,717               (97)%
                                            -----------       -----------

        Net Income (Loss)                   $(1,168,288)      $  (680,991)              (72)%
                                            -----------       -----------

        Discontinued Operation              $(1,433,651)      $  (611,338)             (134)%

        Net Loss                            $(3,189,116)      $  (419,998)             (659)%
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

Discontinued Operations: NB Digital Solutions operations were discontinued in May 1998. Sales declined $628,510 in 1998 to $305,921 from $934,431 in 1997 and gross profit from such sales declined $604,227 to $202,534 for the period. Operating expenses amounted to $635,383 in 1998, a decrease of $628,213 from $1,263,598 in 1997. Goodwill in the amount of $657,688 and loss on disposition of assets amounted to $143,112. Cost of discontinuing the operation has been estimated to be $200,000 and such amount has been reserved for that purpose. Losses from operations of NBE for the nine months ended August 31, 1998 and 1997 were $1,433,651 and $611,341.

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

        The Company's working capital was $1,270,363 as compared to $337,799 on November 30, 1997, a decrease of $481,130. The decrease was primarily the result of a $2,293,756 increase in receivables and a $444,439 reduction in cash and an increase of $849,805 in accounts payable and short-term notes.

        The Company sought up to $50,000,000 in private placement and equity during the second and third quarters but the financing was not successful, primarily because the market did not respond to a placement premised on a combined business plan by two separate entities. Consequently, as a result of the incomplete financing and the advances to Zulu-tek, as well as costs of consolidating the Laptop facilities, during the third quarter, the Company has deferred certain payables, pending proceeds of additional funding being pursued by the Company. On September 18, 1998, the Company entered into a letter of intent for a private placement of up to $20,000,000 in preferred equity, of which $5,500,000 has been funded. The balance is expected to be funded during the first and second quarters of 1999, and will be applied, along with operating funds to the Company's operating obligations and to implement the combined business plan and other capital needs. In that connection, effective September 14, 1998, the Company announced the acquisition of the assets and certain liabilities of Zulu-tek, Inc. in exchange for preferred stock to be converted to 5,200,000 shares of common stock, after shareholder approval at a shareholder meeting currently set for November 20, 1998.

        The Company has historically relied on cash from equity and debt funding and the exercise of options and warrants to supplement its operating funds. Management believes that revenue generated from operations, along with funds generated by financing activities including the proceeds from the current private placement of equity and debt securities will be sufficient to meet Company needs and to support the business and strategic plan being undertaken by the Company and Zulu-tek for at least the next 12 months. However, there can be no assurance that anticipated operating results will be achieved or that the current private placement of funds will be completed on favorable terms and at the levels required. If the current fundings are not completed or are completed at levels or on terms that do not provide sufficient funding on acceptable terms, management will be required to modify Company strategy.

Year 2000 Discussion

        The Company began requiring, in the second quarter of 1998, that all software and hardware being acquired by the Company be Year 2000 compliant and further that a certificate or statement of compliance be provided by the vendor. The Company acquires its primary hardware and software from major vendors that provide assurances and statements that its products are Year 2000 compliant. However, since a substantial portion of the Company's business involves activities requiring internet access and communications, the Company is uncertain of the risk or cost that might arise from disruption of its business from the possible loss of public utilities, communications or other services provided by third parties to the general public or to internet and communication businesses. The Company is currently reviewing its cost estimate, survey of risk and contingency plans and intends to complete its assessment during the first quarter of 1999.

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



ENHANCED SERVICES COMPANY, INC.



By  /s/ R. C. Smith                                   Date  10/14/98
   ---------------------------                             -----------
    R. C. Smith Treasurer