Form 10QSB/A
period 1998-05-31
ENHANCED SERVICES CO INC
filed 1999-01-13
CIK 830489

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

            For the transition period from ______________ to ______________


                         Commission File Number 0-24256

                         ENHANCED SERVICES COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                 COLORADO                              84-1075908
        (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization            Identification No.)


              3415 S. SEPULVEDA BLVD., SUITE 500 LOS ANGELES CA 90034
                   (Address of principal executive offices) (Zip Code)

                                  (310) 397-3003
               (Registrant's telephone number, including area code)

              2361 ROSECRANS AVE. , SUITE 275, EL SEGUNDO, CA 90245
         (Former name, former address and former fiscal year, if changed since last report.)

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

                               [ ] Yes      [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 1998, Registrant had 2,996,324 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX
                                      -----
                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Part I.     Financial Information

      Item I.     Financial Statements

                  Consolidated Balance Sheets as of May 31,
                    1998 (Unaudited) and November 30, 1997.............2

                  Consolidated Statements of Operations Three
                    Months Ended May 31, 1998 and
                    May 31, 1997 (Unaudited)...........................3

                  Consolidated Statements of Operations, Six
                    Months Ended May 31, 1998 and
                    May 31, 1997 (Unaudited)...........................4

                  Consolidated Statements of Cash Flows,
                    Six Months Ended May 31, 1998 and
                    May 31, 1997 (Unaudited)...........................5

                  Notes to Consolidated Financial Statements...........6

      Item 2.     Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations.........................................8

Part II.  Other Information...........................................11

          ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                                      BALANCE SHEETS
                                        (Unaudited)

                                                                      May 31      November 30
                                                                       1998          1997
                                                                  -----------    -----------
Current Assets
      Cash in bank ............................................   $   119,479    $   262,510
      Inventory ...............................................       249,462        499,814
      Accounts receivable, net of allowance
        for doubtful accounts .................................       364,999        624,671
      Accounts receivable, NB Engineering .....................        63,884
      Other current assets ....................................       203,359        145,173
                                                                  -----------    -----------
        Total Current Assets ..................................     1,001,183      1,532,168

Accounts receivable, Zulu-tek, Inc. ...........................     1,410,556           --
Property and equipment, net of accumulated
  depreciation ................................................       125,652        355,868
Goodwill, net of accumulated amortization .....................          --          710,304
Investment in Zulu-Tek, Inc. ..................................     4,045,000           --
Other assets ..................................................        20,201         92,079
                                                                  -----------    -----------

Total Assets ..................................................   $ 6,602,592    $ 2,690,419
                                                                  ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses ...................   $   854,540    $   669,326
      Accounts payable - NB Engineering .......................       237,487
      Notes payable, current portion ..........................       754,500        517,261
      Other current liabilities ...............................        65,921          7,782
                                                                  -----------    -----------
        Total Current Liabilities .............................     1,674,961      1,194,369

Long Term Notes payable .......................................   $ 1,045,556           --

        Total Liabilities .....................................     2,720,517      1,194,369
                                                                  -----------    -----------

Stockholders' Equity:
      Preferred stock - $.001 par value
       5,000,000 shares authorized 8,000 issued
       and outstanding, 8.6% cumulative
       preferred (liquidation
       preference of $800,000) ................................             8              8
      Preferred stock - $3.00 par value,
       1998 issue, 1,000,000 authorized
       and outstanding ........................................     3,000,000           --
      Common stock - $.001 par value,
        15,000,000 shares authorized;
        2,996,324 shares issued and  outstanding ..............         2,996          1,126
      Additional paid-in capital ..............................     4,807,353      3,229,957
      Accumulated (deficit) ...................................    (3,928,282)    (1,735,041)
        Total Stockholders' Equity ............................     3,882,075      1,496,050
                                                                  -----------    -----------

Total Liabilities and Stockholders' Equity ....................   $ 6,602,592    $ 2,690,419
                                                                  ===========    ===========

The accompanying notes are an integral part of the financial statements.

            ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months      Three Months
                                                     Ended              Ended
                                                     May 31,            May 31,
                                                      1998               1997
                                                   -----------      -----------
Revenue:
    Sales ....................................     $   903,017      $ 1,136,261
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below) ................         510,528          570,943
                                                   -----------      -----------
       Gross Profit ..........................         392,489          565,318
                                                   -----------      -----------

Operating Expenses
    Salaries .................................         463,792          350,074
    Advertising and promotion ................           6,170           61,194
    Contract services ........................         186,848           47,269
    Rent .....................................         103,641           63,934
    Travel and entertainment .................          17,900           18,630
    Depreciation .............................          16,500           16,500
    Other operating expenses .................         343,119          251,424
                                                   -----------      -----------
      Total Operating Expenses ...............       1,137,970          809,025
                                                   -----------      -----------

Net Operating (Loss) .........................        (745,481)        (243,707)

Interest expense .............................          (6,531)          (6,784)

Other income .................................          24,731           29,369
                                                   -----------      -----------

Net (Loss) from continuing operations ........     $  (727,281)     $  (221,122)

Net (Loss) from discontinued operations ......        (996,337)        (116,876)
                                                   -----------      -----------

Net (Loss) ...................................     $(1,723,618)     $  (337,998)

Provision for preferred dividends ............         (17,200)         (17,200)
                                                   -----------      -----------

Net (Loss) to Common Shareholders ............     $(1,740,818)     $  (355,198)
                                                   ===========      ===========

Net (Loss) per Common Share ..................     $      (.58)     $      (.16)
                                                   ===========      ===========

Weighted Average Shares Outstanding ..........       2,996,324        2,246,348
                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements.

           ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Six Months        Six Months
                                                      Ended             Ended
                                                      May 31            May 31
                                                       1998              1997
                                                   -----------      -----------
Revenue:
    Sales ....................................     $ 1,805,990      $ 2,349,326
    Cost of sales (exclusive
      of depreciation and salaries
      shown separately below) ................         875,936        1,119,661
                                                   -----------      -----------
       Gross Profit ..........................         930,054        1,229,665
                                                   -----------      -----------

Operating Expenses
    Salaries .................................         841,514          708,600
    Advertising and promotion ................          17,122           96,818
    Contract services ........................         214,607           61,718
    Rent .....................................         186,393          120,062
    Travel and entertainment .................          31,116           37,093
    Depreciation .............................          39,300           28,945
    Other operating expenses .................         559,585          474,847
                                                   -----------      -----------
      Total Operating Expenses ...............       1,889,637        1,528,083
                                                   -----------      -----------

Net Operating (Loss) .........................        (959,583)        (298,418)

Interest expense .............................         (13,810)         (17,338)

Other income .................................          30,426           82,096
                                                   -----------      -----------

Net (Loss) from continuing operations ........     $  (942,967)     $  (233,660)
                                                   ===========      ===========

Net (Loss) from discontinued operations ......      (1,195,092)        (217,717)

Net (Loss) ...................................     $(2,138,059)     $  (451,377)

Provision for Preferred Dividends ............         (34,400)         (28,666)
                                                   -----------      -----------

Net (Loss) to Common Shareholders ............     $(2,172,459)      $ (480,043)
                                                   ===========      ===========


Net Income (Loss) per Common Share ...........     $      (.73)     $      (.20)
                                                   ===========      ===========

Weighted Average Shares Outstanding ..........       2,996,324        2,246,348
                                                   ===========      ===========


The accompanying notes are an integral part of the financial statements.

             ENHANCED SERVICES COMPANY, INC. AND CONSOLIDATED SUBSIDIARY

                                  OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months      Six Months
                                                        Ended           Ended
                                                        May 31          May 31
                                                         1998            1997
                                                     -----------    -----------
Cash Flows from Operating Activities:
    Net (loss) ...................................   $(2,172,459)   $  (480,043)
    Adjustments to reconcile net loss to
     net cash used in operating activities
      Write down of goodwill .....................       710,304           --
       Depreciation and amortization .............       128,733        187,467
       (Decrease) in accounts payable
        and accrued expenses .....................       185,214        (62,765)
       (Increase) decrease in accounts receivable     (1,214,768)       226,921
   (Increase) decrease in inventory ..............       250,352       (223,318)
   Other, net ....................................        51,049        (29,655)
                                                     -----------    -----------
Net Cash (Used in) Operating
 Activities ......................................    (2,061,575)      (381,393)
                                                     -----------    -----------

Cash Flows from Investing Activities:
    Investment in Zulu-tek, Inc. .................    (4,045,000)          --
    Purchases of property and Equipment and other        101,483       (130,148)
                                                     -----------    -----------
    Net Cash (Used in) Investing Activities ......    (3,943,517)      (130,148)
                                                     -----------    -----------
Cash Flows from Financing Activities:
    Increase(Repayment of) notes payable .........     1,282,795       (164,579)
    Preferred stock issued .......................     3,000,000        767,546
Common stock issued ..............................     1,579,266         60,000
                                                     -----------    -----------
    Net Cash Provided by Financing
     Activities ..................................     5,862,061        662,967
                                                     -----------    -----------
Increase (decrease) in cash ......................      (143,031)       151,426

Cash, Beginning of Period ........................       262,510        156,432
                                                     -----------    -----------
Cash, End of Period ..............................   $   119,479    $   307,858
                                                     ===========    ===========
Interest Paid ....................................   $    12,280    $    38,534
                                                     ===========    ===========
Income Taxes Paid ................................   $      --      $      --
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

      Effective May 31, 1998, the Company discontinued the operations of NB Engineering, Inc. (NBE). NBE was in the business of providing application development and digital video compression services as well as Digital Versatile Disk (DVD-ROM) title authoring and development. After write down of assets resulting in a loss at approximately $802,323, the only remaining assets were accounts receivable of $63,884. The only remaining liabilities were accounts payable of $237,487. Losses from operations of NBE were $194,014 and $116,876 during the three-month periods ended May 31, 1998 and 1997, respectively. Losses from operations of NBE were $392,769 and $217,717 during the six-month periods May 31,1998 and 1997, respectively.

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

(3)   STOCK DIVIDEND

      During May, 1998 the Company effected a one for one stock dividend/two for one stock split. All references to common stock in the financial statements have been retroactively adjusted.

(4)   ACQUISITION AGREEMENT

      Effective March 3, 1998, the Company entered into a securities acquisition agreement pursuant to which the Company issued 220,000 pre-dividend common shares or approximately 19% of its common shares and 1,000,000 shares of a new class of nonvoting preferred shares, $3.00 par value per share, in exchange for 12,000,000 restricted common shares of Zulu-tek, Inc., or approximately 21% on a fully diluted basis of its' outstanding shares and 1,000,000 shares of series D non-convertible Preferred stock held by exchanging parties (the Zulu-tek transaction). The preferred shares of the Company are convertible into common shares at the Company's option only after shareholder approval at a meeting called for that purpose and have a liquidation preference which is junior to the previously issued preferred shares of the Company. The investment is being carried at the lower of cost or market. Since this was a non-monetary transaction, the cost of Zulu-tek investment was determined by using the value of the consideration that was more readily ascertainable. The consideration of 1,000,000 shares of the Company's convertible preferred stock was valued at its par value of $3.00. Additional consideration of 220,000 shares of the Company's restricted common stock was valued at the closing price of $4.75 on the Nasdaq Stock Market on the date of the transaction. In connection with the transaction, the holder of the Company's $500,000 accounts receivable collateralized loan agreed, subject to consent of the loan participants, to convert the loan into equity. The terms of the conversation have not been negotiated by the holder of the note and consequently have not been presented to the participants for their approval.

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

(6)   WORKING CAPITAL NOTE

      The Company executed a $2,000,000 subordinated working capital note with Netvest [HK], Ltd. Funds advanced under the note at May 31, 1998 were $1,045,556. The note proceeds may fund operations of both the Company and Zulu-tek, Inc. Funds advanced to Zulu-tek at May 31, 1998 were $1,410,556 and are due upon demand by the Company.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and results of Operations

OVERVIEW

  Enhanced Services Company, Inc. (the "Company") historically, through it's Laptop Solutions -Texas and California subsidiaries, provided certain services to the portable computing community. The Company, in a move to consolidate and eliminate duplicate facilities moved all it's operations to Irvine, California. Because of the consolidation of Laptop Solutions -Texas and California, the following discussion has been combined into one presentation. The Company plans to concentrate more of its efforts in the custom engineering products and services. The Company has offered digital video compression and DVD-Video services through it's NB Digital Solutions subsidiary in Crofton, Maryland. NB Digital has sustained substantial losses since it's acquisition in 1995 and in view of the investment required to continue and the uncertainty of achieving profitability, the Company ceased NB Digital operations in May, 1998 and the operating results are reflected as "Discontinued" in the following discussions.

  The Company's second fiscal quarter ended May 31, 1998 and the six-month comparable period of 1997 are referred to in the discussions below as 1998 and 1997, respectively.


      COMBINED OPERATIONS OF LAPTOP SOLUTIONS - TEXAS AND CALIFORNIA

  Laptop Solutions results of operations for six month period ended May 31, 1998 and 1997 are summarized and discussed below: The operation of NB Digital Solutions, Inc. has been presented as other expense titled "Discontinued operations"

                                                                         Change
                                             1998            1997           %
                                             ----            ----

Sales ...............................    $ 1,805,990     $ 2,349,326     (23) %
Cost of sales
    exclusive of depreciation
    and salaries) ...................        875,936       1,119,782     (22) %
                                         -----------     -----------

Gross Profit ........................        930,054       1,229,544     (24) %

Operating &
    Other Expenses ..................      1,901,999       1,545,303     23 %
                                         -----------     -----------

Net Operating Income ................       (971,945)       (315,759)    (208) %

Other Income ........................         31,756          69,840     (54) %
                                         -----------     -----------

Net Income (Loss) ...................    $  (940,189)    $  (245,919)    (282) %
                                         -----------     -----------

Discontinued Operation ..............    $(1,197,873)    $  (217,717)    (449) %

Net Loss ............................    $(2,138,059)    $  (205,458)    (941) %
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

DISCONTINUED OPERATIONS: NB Digital Solutions operations were discontinued in May 1998. Sales declined $400,880 in 1998 to $305,921 from $706,801 in 1997 and gross profit from such sales declined $412,158 to $202,534 for the period. Operating expenses amounted to $596,826 in 1998, a decrease of $243,172 from $839,998 in 1997. Goodwill in the amount of $657,688 and loss on disposition of assets amounted to $143,112. Cost of discontinuing the operation is anticipated to continue through the third quarter of 1998. Losses from operations of NBE were $194,014 and $116,876 during the three-month periods ended May 31, 1998 and 1997, respectively. Losses from operations of NBE were $392,769 and $217,717 during the six-month periods May 31,1998 and 1997, respectively.

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

The Company's working capital was ($673,778) as compared to $337,799 on November 30, 1997, a decrease of $1,027,201. The decrease was primarily the result of a decrease in receivables in the amount of $195,788, while inventory and cash declined $393,383. Accounts payable and current notes payable increased $468,009.

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

            (a) Form 8-K filed March, 1998

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




ENHANCED SERVICES COMPANY, INC.





By:  /s/ R.C. SMITH                Date:            7/20/98
         Treasurer